Form 10-Q
period 1995-03-31
MURRAY INCOME PROPERTIES I LTD
filed 1995-05-10
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 ------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended                             Commission File No.
       MARCH 31, 1995                                       0-14105

                                 ------------

                        MURRAY INCOME PROPERTIES I, LTD.
             (Exact Name of Registrant as Specified in its Charter)


              Texas                                            75-1946214
   (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

5550 LBJ Freeway, Suite 675, Dallas, Texas                        75240
(Address of principal executive offices)                        (Zip Code)

Registrant's Telephone Number, including Area Code:  (214) 991-9090


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X               No
                            -----                 -----

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,         December 31,
                                                                                            1995               1994
                                                                                        ------------        -----------
                                                                                         (unaudited)
ASSETS

Investment properties, at cost
    Land                                                                                $ 6,232,801          $ 6,232,801
    Buildings and improvements                                                           20,066,024           20,060,761
                                                                                        -----------          -----------
                                                                                         26,298,825           26,293,562
    Less accumulated depreciation                                                         7,435,657            7,225,381
                                                                                        -----------          -----------
      Net investment properties                                                          18,863,168           19,068,181
    Cash and cash equivalents                                                             1,202,413            1,255,015
    Accounts and notes receivable,
       net of allowance of $24,829 and
       $21,466, in 1995 and 1994, respectively                                              692,363              655,081
    Other assets, at cost, net of accumulated
       amortization of $321,686 and $306,266
       in 1995 and 1994, respectively                                                       263,951              256,049
                                                                                        -----------          -----------
                                                                                        $20,994,895          $21,234,326
                                                                                        ===========          ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                        $    22,611          $    20,860
Accrued property taxes                                                                       96,933              184,447
Security deposits                                                                           174,445              153,563
                                                                                        -----------          -----------
           Total liabilities                                                                293,989              358,870
                                                                                        -----------          -----------

Minority interest in joint venture                                                        1,590,064            1,602,538
                                                                                        -----------          -----------

Partners' equity:
    General Partners:
      Capital contributions                                                                   1,000                1,000
      Cumulative net earnings                                                               164,606              160,647
      Cumulative cash distributions                                                        (282,945)            (275,744)
                                                                                        -----------          -----------
                                                                                           (117,339)            (114,097)
                                                                                        -----------          -----------

    Limited Partners (28,227 Interests):
      Capital contributions, net of offering
       costs                                                                             24,570,092           24,570,092
      Cumulative net earnings                                                             8,522,463            8,328,460
      Cumulative cash distributions                                                     (13,864,374)         (13,511,537)
                                                                                        -----------          -----------
                                                                                         19,228,181           19,387,015
                                                                                        -----------          -----------
           Total partners' equity                                                        19,110,842           19,272,918
                                                                                        -----------          -----------
                                                                                        $20,994,895          $21,234,326
                                                                                        ===========          ===========

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                ----------------------------------------
                                                                                    1995                         1994
                                                                                -----------                  -----------
Income:
    Rental                                                                       $ 698,988                     $693,634
    Interest                                                                        17,600                        9,716
    Termination fee income                                                           -0-                         18,830
                                                                                 ---------                     --------
                                                                                   716,588                      722,180
                                                                                 ---------                     --------

Expenses:
    Depreciation                                                                   210,276                      212,991
    Property operating                                                             183,691                      186,168
    General and administrative                                                      91,750                       94,127
    Bad debts, net                                                                   3,383                          674
                                                                                 ---------                     --------
                                                                                   489,100                      493,960
                                                                                 ---------                     --------

           Earnings before minority interest                                       227,488                      228,220

    Minority interest in joint venture's
      earnings                                                                      29,526                       30,622
                                                                                 ---------                     --------
           Net earnings                                                          $ 197,962                     $197,598
                                                                                 =========                     ========

Earnings per limited partnership interest                                        $    6.87                     $   6.86
                                                                                 =========                     ========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                                                 General             Limited
                                                                Partners             Partners                 Total
                                                               ----------           ----------            -------------
Three months ended March 31, 1994:

    Balance at December 31, 1993                              $ (101,640)            $19,997,421            $19,895,781
    Net earnings                                                   3,952                 193,646                197,598
    Cash distributions                                        (    7,201)               (352,837)              (360,038)
                                                              ----------             -----------            -----------
    Balance at March 31, 1994                                 $( 104,889)            $19,838,230            $19,733,341
                                                              ==========             ===========            ===========


Three months ended March 31, 1995:

    Balance at December 31, 1994                              $ (114,097)            $19,387,015            $19,272,918
    Net earnings                                                   3,959                 194,003                197,962
    Cash distributions                                          (  7,201)               (352,837)              (360,038)
                                                              ----------             -----------            -----------
    Balance at March 31, 1995                                 $ (117,339)            $19,228,181            $19,110,842
                                                              ==========             ===========            ===========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                          ------------------------------
                                                                                              1995              1994
                                                                                          ------------      ------------
Cash flows from operating activities:
    Net earnings                                                                           $  197,962        $  197,598
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Bad debts, net                                                                         3,383               674
         Depreciation                                                                         210,276           212,991
         Amortization of other assets                                                          15,420            18,582
         Minority interest in joint venture's earnings                                         29,526            30,622
         Change in assets and liabilities:
           Accounts and notes receivable                                                     ( 40,665)         (107,490)
           Other assets                                                                         3,678           (13,178)
           Accounts payable                                                                     1,751             5,496
           Accrued property taxes and security deposits                                      ( 66,632)          (79,045)
                                                                                           ----------        ----------
             Net cash provided by operating activities                                        354,699           266,250
                                                                                           ----------        ----------

Cash flows from investing activities -
    additions to investment properties                                                       (  5,263)          (82,329)
                                                                                           ----------        ----------

Cash flows from financing activities:
    Distributions to minority interest in
      joint venture                                                                          ( 42,000)         ( 42,750)
    Cash distributions                                                                       (360,038)         (360,038)
                                                                                           ----------        ----------
             Net cash used in financing activities                                           (402,038)         (402,788)
                                                                                           ----------        ----------

Net decrease in cash and cash equivalents                                                    ( 52,602)         (218,867)

Cash and cash equivalents at beginning of period                                            1,255,015         1,364,545
                                                                                           ----------        ----------

Cash and cash equivalents at end of period                                                 $1,202,413        $1,145,678
                                                                                           ==========        ==========



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF ACCOUNTING

    The consolidated financial statements include the accounts of the Partnership and Tower Place Joint Venture (85% owned by the Partnership). All significant intercompany balances and transactions have been eliminated in consolidation.

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At March 31, 1995 and December 31, 1994, $478,194 and $463,485, respectively, of accounts receivable related to such accruals.

    Other assets consist primarily of deferred leasing costs which are amortized using the straight line method over the lives of the related leases.

    Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

    The Partnership periodically reevaluates the propriety of the carrying amounts of investment properties to determine whether current events and circumstances warrant an adjustment to such carrying amounts. Such evaluations are performed utilizing annual appraisals performed by independent appraisers as well as internally developed estimates of expected undiscounted future cash flows. In the event the carrying value of an individual property exceeds expected future undiscounted cash flows, the property is written down to the most recently appraised value. Since inception of the Partnership, none of the Partnership's properties have required write downs.

    No provision for income taxes has been made as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes.

    Earnings per limited partnership interest are based upon the limited partnership interests outstanding at period-end and the net earnings allocated to the Limited Partners in accordance with the Partnership Agreement.

    For purposes of reporting cash flows, the Partnership considers all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

2.  PARTNERSHIP AGREEMENT

    Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership and cash distributions are generally allocated 98% to the Limited Partners and 2% to the General Partners. Cash distributions from the sale or refinancing of a property are allocated as follows:

(a) First, all Cash Distributions from Sales or Refinancings shall be allocated 99% to the Limited Partners and 1% to the Non-corporate General Partner until the Limited Partners have been returned their original invested Capital from Cash Distributions from Sales or Refinancings, plus their Preferred Return from Cash Distributions from Operations or Cash Distributions from Sales or Refinancings, or both.

(b) Next, all Cash Distributions from Sales or Refinancings shall be allocated 1% to the Non-corporate General Partner and 99% to the Limited Partners and the General Partners. Such 99% will be allocated (i) first to the Corporate General Partner in an amount equal to any unpaid Cash Distributions from Operations subordinated to the Limited Partners' 7% non-cumulative annual return and (ii) thereafter, 80% to the Limited Partners and 20% to the General Partners.

      Cash Distributions from Sales or Refinancings (other than the 1% of Cash Distributions from Sales or Refinancings payable to the Non-corporate General Partner) payable to the General Partners shall be allocated 62 1/2% to the Non-corporate General Partner and 37 1/2% to the Corporate General Partner.

3.  INVESTMENT PROPERTIES

    The Partnership owns and operates Mountain View Plaza, a shopping center located in Scottsdale, Arizona, and Castle Oaks Village, a shopping center located in Castle Hills (San Antonio), Texas. In addition, the Partnership owns an 85% interest in Tower Place Joint Venture, a joint venture which owns Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The remaining 15% interest in the joint venture is owned by Murray Income Properties II, Ltd. ("MIP II"), an affiliated real estate limited partnership. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 85% ownership interest in the joint venture.

4.  OTHER

    Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

    The financial information included in this interim report as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited consolidated financial statements. The notes to the consolidated financial statements in the Partnership's 1994 annual report are an integral part of the consolidated financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1995, the Partnership had cash and cash equivalents of $1,202,413. Such amounts represent cash generated from operations and working capital reserves.

      Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At March 31, 1995 and December 31, 1994, there were $478,194 and $463,485, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies), and interest receivable on short-term investments. The increase in accounts receivable of $40,655 from December 31, 1994 to March 31, 1995 is primarily due to an increase in receivables for rent collected (but not yet remitted by the property management companies) at Tower Place Festival Shopping Center and Castle Oaks Shopping Center, and receivables related to the accruals described above at Tower Place Festival Shopping Center and Mountain View Plaza Shopping Center. As of March 31, 1995 and December 31, 1994, the Partnership had allowances of $24,829 and $21,446, respectively, for uncollectible accounts receivable.

    The decrease of $87,514 in accrued property taxes from December 31, 1994 to March 31, 1995 is primarily due to the payment of 1994 property taxes for the Partnership's properties.

    During the three months ended March 31, 1995, the Partnership made Cash Distributions from Operations totaling $360,038 related to the three month period ended December 31, 1994. Subsequent to March 31, 1995, the Partnership made a Cash Distribution from Operations of $360,038 (which was reduced by $17,586 related to 1994 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three months ended March 31, 1995. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

    Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies, and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

    Rental income increased $5,354 for the three months ended March 31, 1995 as compared to the same period in 1994. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties.

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                         -------------------------------------
                                                                             1995                     1994
                                                                         ------------             ------------
Mountain View Plaza Shopping Center

    Rental income                                                          $ 209,412                $ 207,601
    Bad debt expense                                                       $     926                $    -0-
    Average occupancy                                                            98%                      97%

Castle Oaks Village Shopping Center

    Rental income                                                          $  75,996                $  91,332
    Bad debt expense (recovery)                                            $   3,080                $  (3,670)
    Average occupancy                                                            77%                      90%

Tower Place Festival Center

    Rental income                                                          $ 413,580                $ 394,701
    Bad debt expense (recovery)                                            $(    623)               $   4,344
    Average occupancy                                                             95%                     88%

    Rental income at Mountain View Plaza increased $1,811 for the three months ended March 31, 1995 as compared to the same period in 1994 due to higher occupancy, offset by decreased tenant reimbursements for insurance costs.

    Occupancy at Mountain View Plaza in Scottsdale, Arizona averaged 98% during the quarter ended March 31, 1995, a two percent increase over the previous quarter. During November, 1994, two new tenants totalling 1,880 square feet took occupancy of their spaces. In February, 1995, one tenant who occupies 1,127 square feet renewed its lease for five years. The shopping center will be painted in July, and paint colors have been submitted for approval to the City of Scottsdale and to the McCormick Ranch Homeowner's Association. As of March 31, Mountain View Plaza was 98% occupied.

    Rental income at Castle Oaks decreased $15,336 for the three months ended March 31, 1995 as compared to the same period in 1994 primarily due to a decrease in occupancy and lower tenant reimbursements for real estate taxes.

    Occupancy at Castle Oaks Village in Castle Hills (San Antonio), Texas averaged 77% for the quarter ended March 31, 1995, a seven percent decrease from the previous quarter. In November, 1994, one tenant who occupied 2,100 square feet vacated its space upon expiration of its lease and in February, 1995, a tenant who occupied 2,060 square feet vacated its space upon its lease expiration. The General Partners are currently negotiating with a prospective tenant to lease 2,142 square feet; however, there can be no assurance that these negotiations will result in a signed lease. As of March 31, Castle Oaks Village was 73% occupied.

    Rental income at Tower Place increased $18,879 for the three months ended March 31, 1995 as compared to the same period in 1994 primarily due to an increase in occupancy offset by lower tenant reimbursements for common area maintenance costs and real estate taxes.

    Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 95% during the quarter ended March 31, 1995, unchanged from the previous quarter. In December, 1994, one tenant who occupied 1,260 square feet vacated its space upon expiration of its lease. Also, in December a new tenant took occupancy of 2,100 square feet. During the first quarter, three new leases totalling 5,340 square feet were signed and these tenants will take occupancy during the second quarter. Two existing tenants totalling 3,011 square feet renewed their leases for three years. Minor parking lot repairs were completed in March. As of March 31, Tower Place was 94% occupied and 98% leased.

    Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

    Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. The decrease in property operating expenses of $2,477 for the quarter ended March 31, 1995 as compared to the previous quarter is primarily due to lower repair and maintenance costs at Mountain View Plaza and Castle Oaks. Mountain View Plaza's total operating expenses decreased, with decreases in repair and maintenance costs being offset by higher real estate taxes and utility costs. Castle Oaks' total operating expenses decreased primarily because of decreases in repair and maintenance costs. Tower Places's total operating expenses increased with increases in repair and maintenance costs, property management fees and utility costs being offset by lower leasing and promotion expenses and legal fees.

    General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses decreased $2,377 for the quarter ended March 31, 1995 as compared to the same period in 1994 primarily because of lower amortization of organization costs.

    Bad debt expenses increased $2,709 for the quarter ended March 31, 1995 as compared to the same period in 1994 with increases at Mountain View Plaza and Castle Oaks being offset by recoveries at Tower Place.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         None

    (b)  Reports on Form 8-K filed during the quarter ended March 31, 1995:

         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MURRAY INCOME PROPERTIES I, LTD.

                                         By:  Murray Realty Investors VIII, Inc.
                                              A General Partner



Date:  May 10, 1995                           By:   /s/ Mitchell Armstrong
                                                  -----------------------------
                                                   Mitchell Armstrong
                                                   President
                                                   Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit 27 -- Financial Data Schedule