Form 10-Q
period 1995-06-30
MURRAY INCOME PROPERTIES I LTD
filed 1995-08-09
CIK 742299

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------
                                   FORM 10-Q
                             --------------------

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1995. . . . . . . . .

                                       OR

 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                              COMMISSION FILE NO.
                                    0-14105

                             --------------------

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

                                 (214) 991-9090
              (Registrant's Telephone Number, including Area Code)

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

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                  June 30,                December 31,
                                                                    1995                    1994
                                                               --------------          ---------------
                                                                 (unaudited)
ASSETS

Investment properties, at cost
    Land                                                        $ 6,232,801               $ 6,232,801
    Buildings and improvements                                   20,089,187                20,060,761
                                                                -----------               -----------
                                                                 26,321,988                26,293,562
    Less accumulated depreciation                                 7,649,816                 7,225,381
                                                                -----------               -----------
      Net investment properties                                  18,672,172                19,068,181
    Cash and cash equivalents                                     1,223,983                 1,255,015
    Accounts and notes receivable,
      net of allowance of $26,502 and
      $21,446, in 1995 and 1994, respectively                       694,924                   655,081
    Other assets, at cost, net of accumulated
      amortization of $338,697 and $306,266
      in 1995 and 1994, respectively                                264,397                   256,049
                                                                -----------               -----------
                                                                $20,855,476               $21,234,326
                                                                ===========               ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                $    21,517               $    20,860
Accrued property taxes                                              121,645                   184,447
Security deposits                                                   182,741                   153,563
                                                                -----------               -----------
           Total liabilities                                        325,903                   358,870
                                                                -----------               -----------

Minority interest in joint venture                                1,573,296                 1,602,538
                                                                -----------               -----------

Partners' equity:
    General Partners:
      Capital contributions                                           1,000                     1,000
      Cumulative net earnings                                       168,716                   160,647
      Cumulative cash distributions                              (  290,146)               (  275,744)
                                                                -----------               -----------
                                                                 (  120,430)               (  114,097)
                                                                -----------               -----------

    Limited Partners (28,227 Interests):
      Capital contributions, net of offering costs               24,570,092                24,570,092
      Cumulative net earnings                                     8,723,826                 8,328,460
      Cumulative cash distributions                             (14,217,211)              (13,511,537)
                                                                -----------               -----------
                                                                 19,076,707                19,387,015
                                                                -----------               -----------
           Total partners' equity                                18,956,277                19,272,918
                                                                -----------               -----------
                                                                $20,855,476               $21,234,326
                                                                ===========               ===========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
================================================================================

                                                     Three Months Ended                 Six Months Ended
                                                         June 30,                           June 30,
                                                ---------------------------        ---------------------------
                                                   1995             1994              1995             1994
                                                ----------       ----------        ----------       ----------
Income:
    Rental                                        $692,708         $672,031        $1,391,696       $1,365,665
    Interest                                        18,784           10,990            36,384           20,706
    Termination fee income                           -0-              -0-               -0-             18,830
                                                  --------         --------        ----------       ----------
                                                   711,492          683,021         1,428,080        1,405,201
                                                  --------         --------        ----------       ----------

Expenses:
    Depreciation                                   214,159          216,590           424,435          429,581
    Property operating                             196,296          174,900           379,987          361,068
    General and administrative                      65,659           65,370           157,409          159,497
    Bad debts, net                                   1,673            4,036             5,056            4,710
                                                  --------         --------        ----------       ----------
                                                   477,787          460,896           966,887          954,856
                                                  --------         --------        ----------       ----------

        Earnings before minority interest          233,705          222,125           461,193          450,345

    Minority interest in joint venture's
     earnings                                       28,232           26,045            57,758           56,667
                                                  --------         --------        ----------       ----------

     Net earnings                                 $205,473         $196,080        $  403,435       $  393,678
                                                  ========         ========        ==========       ==========

Earnings per limited partnership interest         $   7.13         $   6.81        $    14.00       $    13.67
                                                  ========         ========        ==========       ==========



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
================================================================================

                                                            General           Limited
                                                           Partners          Partners               Total
                                                          ----------        ----------          -------------
Six months ended June 30, 1994:

    Balance at December 31, 1993                          $(101,640)         $19,997,421          $19,895,781
    Net earnings                                              7,873              385,805              393,678
    Cash distributions                                     ( 14,401)            (705,675)            (720,076)
                                                          ---------          -----------          -----------
    Balance at June 30, 1994                              $(108,168)         $19,677,551          $19,569,383
                                                          =========          ===========          ===========


Six months ended June 30, 1995:

    Balance at December 31, 1994                          $(114,097)         $19,387,015          $19,272,918
    Net earnings                                              8,069              395,366              403,435
    Cash distributions                                     ( 14,402)            (705,674)            (720,076)
                                                          ---------          -----------          -----------
    Balance at June 30, 1995                              $(120,430)         $19,076,707          $18,956,277
                                                          =========          ===========          ===========

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                         -------------------------------------
                                                                             1995                     1994
                                                                         ------------             ------------
Cash flows from operating activities:
    Net earnings                                                          $  403,435               $  393,678
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Bad debts, net                                                        5,056                    4,710
         Depreciation                                                        424,435                  429,581
         Amortization of other assets                                         32,431                   38,767
         Minority interest in joint venture's earnings                        57,758                   56,667
         Change in assets and liabilities:
           Accounts and notes receivable                                    ( 44,899)                ( 90,417)
           Other assets                                                     ( 40,779)                ( 84,486)
           Accounts payable                                                      657                 ( 24,783)
           Accrued property taxes and security deposits                     ( 33,624)                ( 21,120)
                                                                          ----------               ----------
              Net cash provided by operating activities                      804,470                  702,597
                                                                          ----------               ----------

Cash flows from investing activities -
    additions to investment properties                                      ( 28,426)                (125,393)
                                                                          ----------               ----------

Cash flows from financing activities:
    Distributions to minority interest in joint venture                     ( 87,000)                ( 87,000)
    Cash distributions                                                      (720,076)                (720,076)
                                                                          ----------               ----------
              Net cash used in financing activities                         (807,076)                (807,076)
                                                                          ----------               ----------

Net decrease in cash and cash equivalents                                   ( 31,032)                (229,872)

Cash and cash equivalents at beginning of period                           1,255,015                1,364,545
                                                                          ----------               ----------

Cash and cash equivalents at end of period                                $1,223,983               $1,134,673
                                                                          ==========               ==========



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.  BASIS OF ACCOUNTING

    The consolidated financial statements include the accounts of the Partnership and Tower Place Joint Venture (85% owned by the Partnership). All significant intercompany balances and transactions have been eliminated in consolidation.

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At June 30, 1995 and December 31, 1994, $483,192 and $463,485, respectively, of accounts receivable related to such accruals.

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

================================================================================

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

    The financial information included in this interim report as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited consolidated financial statements. The notes to the consolidated financial statements in the Partnership's 1994 annual report are an integral part of the consolidated financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1995, the Partnership had cash and cash equivalents of $1,223,983. Such amounts represent cash generated from operations and working capital reserves.

    Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At June 30, 1995 and December 31, 1994, $483,192 and $463,485, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies), and interest receivable on short-term investments. The increase in accounts receivable of $44,899 from December 31, 1994 to June 30, 1995 is primarily due to an increase in receivables for rent collected (but not yet remitted by the property management companies) at Tower Place Festival Shopping Center and Castle Oaks Shopping Center, and receivables related to the accruals described above at Tower Place Festival Shopping Center and Mountain View Plaza Shopping Center. As of June 30, 1995 and December 31, 1994, the Partnership had allowances of $26,502 and $21,446, respectively, for uncollectible accounts receivable.

    The decrease of $62,802 in accrued property taxes from December 31, 1994 to June 30, 1995 is primarily due to the payment of 1994 property taxes for the Partnership's properties.

    During the three months ended June 30, 1995, the Partnership made Cash Distributions from Operations totaling $360,038, (which was reduced by $17,586 related to 1994 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) related to the three month period ended March 31, 1995. Subsequent to June 30, 1995, the Partnership made Cash Distributions from Operations of $360,038 relating to the three months ended June 30, 1995. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

    Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies, and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

    Rental income increased $26,031 for the six months ended June 30, 1995 as compared to the same period in 1994. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties.

                                                      Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                  ---------------------------     ---------------------------
                                                     1995             1994           1995             1994
                                                  ----------       ----------     ----------       ----------
Mountain View Plaza Shopping Center

    Rental income                                  $ 228,580         $200,856       $437,992         $408,457
    Bad debt expense                               $     -0-         $    367       $    926         $    367
    Average occupancy                                    98%              94%            98%              95%

Castle Oaks Village Shopping Center

    Rental income                                  $  64,634         $ 90,064       $140,630         $181,396
    Bad debt expense (recovery)                    $   3,187         $  2,624       $  6,267         $ (1,046)
    Average occupancy                                    64%              87%            71%              89%

Tower Place Festival Shopping Center

    Rental income                                   $399,494         $381,111       $813,074         $775,812
    Bad debt expense (recovery)                     $ (1,514)        $  1,045       $ (2,137)        $  5,389
    Average occupancy                                    96%              93%            96%              91%


    Rental income at Mountain View Plaza increased $29,535 for the six months ended June 30, 1995 as compared to the same period in 1994 due to higher occupancy and increased tenant reimbursements for common area maintenance costs and real estate taxes.

    Occupancy at Mountain View Plaza in Scottsdale, Arizona averaged 98% during the quarter ended June 30, 1995, unchanged from the previous quarter. One tenant who occupies 1,353 square feet renewed its lease for five years and another tenant who occupies 880 square feet renewed its lease for three years. Subsequent to the end of the quarter, a new lease for 1,033 square feet was signed and this tenant will take occupancy during the third quarter. The shopping center will be painted during the third quarter and work should be completed by mid-August. As of June 30, Mountain View Plaza was 98% occupied.

    Rental income at Castle Oaks decreased $40,766 for the six months ended June 30, 1995 as compared to the same period in 1994 primarily due to a decrease in occupancy and lower tenant reimbursements for real estate taxes.

    Occupancy at Castle Oaks Village in Castle Hills (San Antonio), Texas averaged 64% during the quarter ended June 30, 1995, a 13% decrease from the previous quarter. In June a tenant who occupied 1,960 square feet moved to another space within the shopping center which contains 2,100 square feet. In May a restaurant which occupied 4,500 square feet vacated its space prior to the expiration of its lease and the General Partners are attempting to collect what is owed under the lease. Management is currently negotiating with a prospective tenant to lease this space; however, there can be no assurance that these negotiations will result in a signed lease. As of June 30, Castle Oaks Village was 60% occupied.

    Rental income at Tower Place increased $37,262 for the six months ended June 30, 1995 as compared to the same period in 1994 primarily due to an increase in occupancy offset by lower tenant reimbursements for common area maintenance cost and real estate taxes.

    Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 96% during the quarter ended June 30, 1995, a one percent increase over the previous quarter. In April a tenant who occupied 1,604 square feet vacated its space upon expiration of its lease. This space was subsequently leased to a new tenant who took occupancy in May. Two new leases totalling 3,700 square feet were signed and these tenants took occupancy in April. Two tenants who occupy a total of 2,450 square feet renewed their leases for three years and one tenant who occupies 3,220 square feet renewed its lease for five years. As of June 30, Tower Place Festival was 97% occupied.

    Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

    Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. The increase in property operating expenses of $18,919 for the six months ended June 30, 1995 as compared to the same period in 1994 is primarily due to higher repair and maintenance costs at Tower Place and higher real estate taxes at Mountain View Plaza. Mountain View Plaza's total operating expenses decreased, with decreases in repair and maintenance costs being offset by higher real estate taxes. Castle Oaks' total operating expenses decreased primarily because of decreases in repair and maintenance costs. Tower Place's total operating expenses increased with increases in repair and maintenance costs, property management fees and utility costs being offset by lower legal fees.

    General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses decreased $2,088 for the six months ended June 30, 1995 as compared to the same period in 1994 primarily because of lower amortization of organization costs.

    Bad debt expenses remained flat for the six months ended June 30, 1995 as compared to the same period in 1994 with increases at Mountain View Plaza and Castle Oaks being offset by recoveries at Tower Place.

    PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         Exhibit 27 - Financial Data Schedule.

    (b)  Reports on Form 8-K filed during the quarter ended June 30, 1995:

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


                                        MURRAY INCOME PROPERTIES I, LTD.

                                        By: Murray Realty Investors VIII, Inc.
                                            A General Partner



Date: August 9, 1995                        By:      /s/ Mitchell Armstrong
                                               --------------------------------
                                               Mitchell Armstrong
                                               President
                                               Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule.
