Form 10-Q
period 1995-09-30
MURRAY INCOME PROPERTIES I LTD
filed 1995-11-09
CIK 742299

                UNITED STATED SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              -------------------

                                  FORM 10-Q

                              -------------------

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995. . . . . . . .

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                              COMMISSION FILE NO.
                                    0-14105

                              -------------------

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

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               September 30,              December 31,
                                                                   1995                       1994
                                                               -------------             -------------
         (unaudited)
ASSETS

Investment properties, at cost:
    Land                                                        $ 6,232,801               $ 6,232,801
    Buildings and improvements                                   20,162,131                20,060,761
                                                                -----------               -----------
                                                                 26,394,932                26,293,562
    Less accumulated depreciation                                 7,862,461                 7,225,381
                                                                -----------               -----------
      Net investment properties                                  18,532,471                19,068,181
    Cash and cash equivalents                                     1,248,838                 1,255,015
    Accounts and notes receivable,
       net of allowance of $20,375 and
       $21,446, in 1995 and 1994, respectively                      684,516                   655,081
    Other assets, at cost, net of accumulated
       amortization of $353,743 and $306,266
       in 1995 and 1994, respectively                               255,837                   256,049
                                                                -----------               -----------
                                                                $20,721,662               $21,234,326
                                                                ===========               ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                $    14,393               $    20,860
Accrued property taxes                                              180,771                   184,447
Security deposits                                                   174,484                   153,563
                                                                -----------               -----------
           Total liabilities                                        369,648                   358,870
                                                                -----------               -----------

Minority interest in joint venture                                1,558,089                 1,602,538
                                                                -----------               -----------

Partners' equity:
    General Partners:
      Capital contributions                                           1,000                     1,000
      Cumulative net earnings                                       172,669                   160,647
      Cumulative cash distributions                                (297,346)               (  275,744)
                                                                -----------               -----------
                                                                   (123,677)               (  114,097)
                                                                -----------               -----------

    Limited Partners (28,227 Interests):
      Capital contributions, net of offering costs               24,570,092                24,570,092
      Cumulative net earnings                                     8,917,559                 8,328,460
      Cumulative cash distributions                             (14,570,049)              (13,511,537)
                                                                -----------               -----------
                                                                 18,917,602                19,387,015
                                                                -----------               -----------
           Total partners' equity                                18,793,925                19,272,918
                                                                -----------               -----------
                                                                $20,721,662               $21,234,326
                                                                ===========               ===========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

                                                      Three Months Ended                Nine Months Ended
                                                        September 30,                       September 30,
                                                 --------------------------        ---------------------------

                                                   1995              1994              1995             1994
                                                 --------          --------        ----------       ----------
Income:
    Rental                                       $674,772          $661,571        $2,066,468       $2,027,236
    Interest                                       18,972            13,353            55,356           34,059
    Termination fee income                          -0-               -0-               -0-             18,830
                                                 --------          --------        ----------       ----------
                                                  693,744           674,924         2,121,824        2,080,125
                                                 --------          --------        ----------       ----------

Expenses:
    Depreciation                                  212,645           216,007           637,080          645,588
    Property operating                            200,405           180,820           580,392          541,888
    General and administrative                     53,650            58,994           211,059          218,491
    Bad debt (recovery)                              (885)            -0-               4,171            4,710
                                                 --------          --------        ----------       ----------
                                                  465,815           455,821         1,432,702        1,410,677
                                                 --------          --------        ----------       ----------

        Earnings before minority interest         227,929           219,103           689,122          669,448

    Minority interest in joint venture's
     earnings                                      30,243            25,254            88,001           81,921
                                                 --------          --------        ----------       ----------

     Net earnings                                $197,686          $193,849        $  601,121       $  587,527
                                                 ========          ========        ==========       ==========

Earnings per limited partnership
 interest                                        $   6.86          $   6.73        $    20.87       $    20.40
                                                 ========          ========        ==========       ==========



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
--------------------------------------------------------------------------------

                                                           General            Limited
                                                           Partners           Partners               Total
                                                          ---------          -----------          -----------
Nine months ended September 30, 1994:

    Balance at December 31, 1993                          $(101,640)         $19,997,421          $19,895,781
    Net earnings                                             11,751              575,776              587,527
    Cash distributions                                      (21,602)          (1,058,513)          (1,080,115)
                                                          ---------          -----------          -----------
    Balance at September 30, 1994                         $(111,491)         $19,514,684          $19,403,193
                                                          =========          ===========          ===========


Nine months ended September 30, 1995:

    Balance at December 31, 1994                          $(114,097)         $19,387,015          $19,272,918
    Net earnings                                             12,022              589,099              601,121
    Cash distributions                                      (21,602)          (1,058,512)          (1,080,114)
                                                          ---------          -----------          -----------
    Balance at September 30, 1995                         $(123,677)         $18,917,602          $18,793,925
                                                          =========          ===========          ===========

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                           ---------------------------------
                                                                              1995                    1994
                                                                           ---------              ----------
Cash flows from operating activities:
    Net earnings                                                          $  601,121              $  587,527
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts, net                                                          4,171                   4,710
       Depreciation                                                          637,080                 645,588
       Amortization of other assets                                           47,477                  56,091
       Minority interest in joint venture's earnings                          88,001                  81,921
       Change in assets and liabilities:
          Accounts and notes receivable                                      (33,606)               (100,501)
          Other assets                                                       (47,265)                (99,022)
          Accounts payable                                                    (6,467)                (28,310)
          Accrued property taxes and security deposits                        17,245                  32,967
                                                                          ----------              ----------
             Net cash provided by operating activities                     1,307,757               1,180,971
                                                                          ----------              ----------

Cash flows from investing activities -
    additions to investment properties                                      (101,370)               (130,942)

Cash flows from financing activities:
    Distributions to minority interest in joint venture                     (132,450)               (132,000)
    Cash distributions                                                    (1,080,114)             (1,080,115)
                                                                          ----------              ----------
             Net cash used in financing activities                        (1,212,564)             (1,212,115)
                                                                          ----------              ----------

Net decrease in cash and cash equivalents                                     (6,177)               (162,086)

Cash and cash equivalents at beginning of period                           1,255,015               1,364,545
                                                                          ----------              ----------

Cash and cash equivalents at end of period                                $1,248,838              $1,202,459
                                                                          ==========              ==========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  BASIS OF ACCOUNTING

    The consolidated financial statements include the accounts of the Partnership and Tower Place Joint Venture (85% owned by the Partnership). All significant intercompany balances and transactions have been eliminated in consolidation.

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At September 30, 1995 and December 31, 1994, $487,874 and $463,485 respectively, of accounts receivable related to such accruals.

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

--------------------------------------------------------------------------------

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

3.  INVESTMENT PROPERTIES

    The Partnership owns and operates Mountain View Plaza, a shopping center located in Scottsdale, Arizona and Castle Oaks Village, a shopping center located in Castle Hills (San Antonio), Texas. In addition, the Partnership owns an 85% interest in Tower Place Joint Venture, a joint venture which owns Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The remaining 15% interest in the joint venture is owned by Murray Income Properties II, Ltd. ("MIP II"), an affiliated real estate limited partnership. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 85% ownership interest in the joint venture.

4.  OTHER

    Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

    The financial information included in this interim report as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited consolidated financial statements. The notes to the consolidated financial statements in the Partnership's 1994 annual report are an integral part of the consolidated financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1995, the Partnership had cash and cash equivalents of $1,248,838. Such amounts represent cash generated from operations and working capital reserves.

    Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At September 30, 1995 and December 31, 1994, $487,874 and $463,485, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies), and interest receivable on short-term investments. The increase in accounts receivable of $33,606 from December 31, 1994 to September 30, 1995 is primarily due to an increase in receivables for rent collected (but not yet remitted by the property management companies) at Tower Place Festival Shopping Center and Castle Oaks Shopping Center, and receivables related to the accruals described above at Tower Place Festival Shopping Center and Mountain View Plaza Shopping Center. As of September 30, 1995 and December 31, 1994, the Partnership had allowances of $20,375 and $21,446, respectively, for uncollectible accounts receivable.

    The decrease of $3,676 in accrued property taxes from December 31, 1994 to September 30, 1995 is primarily due to the payment of 1994 property taxes for the Partnership's properties.

    During the three months ended September 30, 1995, the Partnership made Cash Distributions from Operations totalling $360,038 relating to the three month period ended June 30, 1995. Subsequent to September 30, 1995, the Partnership made Cash Distributions from Operations of $360,038 relating to the three months ended September 30, 1995. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

    Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies, and/or effective rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

    Rental income increased $39,232 for the nine months ended September 30, 1995 as compared to the same period in 1994. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                    --------------------------      -------------------------

                                                      1995              1994           1995            1994
                                                    --------          --------      ----------       --------
Mountain View Plaza Shopping Center

    Rental income                                   $210,431          $200,003      $  648,423       $  608,461
    Bad debt expense (recovery)                     $ (  383)         $  -0-        $      543             $367
    Average occupancy                                     96%               93%             97%              95%

Castle Oaks Village Shopping Center

    Rental income                                   $ 62,438          $ 87,969      $  203,068       $  269,365
    Bad debt expense (recovery)                     $  1,680          $  -0-        $    7,947       $   (1,046)
    Average occupancy                                     60%               86%             67%              88%

Tower Place Festival Shopping Center

    Rental income                                   $401,903          $373,599      $1,214,977       $1,149,410
    Bad debt expense (recovery)                     $ (2,182)         $  -0-        $   (4,319)      $    5,389
    Average occupancy                                     96%               93%             96%              91%

    Rental income at Mountain View Plaza increased $39,962 for the nine months ended September 30, 1995 as compared to the same period in 1994 due to higher occupancy and increased tenant reimbursements for common area maintenance costs and real estate taxes.

    Occupancy at Mountain View Plaza in Scottsdale, Arizona averaged 96% during the third quarter, a two percent decrease from the previous quarter. One tenant who occupied 2,400 square feet vacated its space upon expiration of its lease. Another tenant who occupied 1,059 square feet also vacated its space upon expiration of its lease. This space has subsequently been leased and the new tenant will take occupancy during the fourth quarter. A new tenant who leased 1,033 square feet took occupancy of its space in August. The shopping center was painted during the quarter, improving the appearance and drive-by appeal of the property. As of September 30, Mountain View Plaza was 96% occupied.

    Rental income at Castle Oaks decreased $66,297 for the nine months ended September 30, 1995 as compared to the same period in 1994 primarily due to a decrease in occupancy and lower tenant reimbursements for common area maintenance costs and real estate taxes.

    Occupancy at Castle Oaks Village in Castle Hills (San Antonio), Texas averaged 60% for the quarter, a four percent decrease from the previous quarter. In August a new lease for 4,500 square feet was signed and the tenant took occupancy in October. The General Partners are currently negotiating with a prospective tenant to lease 2,142 square feet; however, there can be no assurance that these negotiations will result in a signed lease. As of September 30, Castle Oaks Village was 74% leased.

    Rental income at Tower Place increased $65,567 for the nine months ended September 30, 1995 as compared to the same period in 1994 primarily due to a increase in occupancy offset by lower tenant reimbursements for common area maintenance and real estate taxes.

    Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 96% during the third quarter, unchanged from the previous quarter.
One tenant who occupied 1,050 square feet vacated its space upon expiration of its lease. This space was subsequently leased to a new tenant who will take occupancy in November. In August a new lease for 1,610 square feet was signed and this tenant will take occupancy in the fourth quarter. A tenant who occupied 2,670 square feet moved to another space within the shopping center which contains 1,260 square feet. As of September 30, Tower Place Festival was 95% occupied and 98% leased.

    Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

    Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. The increase in property operating expenses of $38,504 for the nine months ended September 30, 1995 as compared to the same period in 1994 is primarily due to higher repair and maintenance costs at Tower Place and higher real estate taxes at Mountain View Plaza. Mountain View Plaza's total operating expenses increased, with decreases in repair and maintenance costs being offset by higher real estate taxes and landscaping costs. Castle Oaks' total operating expenses remained level with decreases in repair and maintenance costs being offset by increased legal fees incurred in connection with the bankruptcy of a restaurant tenant. Tower Place's total operating expenses increased with increases in repair and maintenance costs, property management fees and utility costs offset by lower legal fees.

    General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses decreased $7,432 for the nine months ended September 30, 1995 as compared to the same period in 1994 primarily because of lower amortization of organization costs.

    Bad debt expenses remained flat for the nine months ended September 30, 1995 as compared to the same period in 1994 with increases at Mountain View Plaza and Castle Oaks being offset by recoveries at Tower Place.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         3a      Agreement of Limited Partnership of Murray Income Properties, Ltd.-84.  Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11
                 Registration Statement. (File No. 2-90016)

         3b      Amended and Restated Certificate and Agreement of Limited Partnership dated as of May 23, 1984.
                 Reference is made to Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and
                 Exchange Commission on March 31, 1989.  (File No. 0-14105)

         3c      Amended and Restated Certificate and Agreement of Limited Partnership dated as of June 25, 1984.
                 Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and
                 Exchange Commission on March 31, 1989.  (File No. 0-14105)

         3d      Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 27, 1984.
                 Reference is made to Exhibit 3d to the 1989 Annual Report on Form 10-K filed with the Securities and
                 Exchange Commission on March 31, 1989.  (File No. 0-14105)

         3e      Amended and Restated Certificate and Agreement of Limited Partnership dated as of April 1, 1985.
                 Reference is made to Exhibit 3e to the 1989 Annual Report on Form 10-K filed with the Securities and
                 Exchange Commission on March 31, 1989.  (File No. 0-14105)

         3f      Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989.
                 Reference is made to Exhibit 3f to the 1989 Annual Report on Form 10-K filed with the Securities and
                 Exchange Commission on March 31, 1989.  (File No. 0-14105)

         3g      Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990.
                 Reference is made to Exhibit 3g to the 1989 Annual Report on Form 10-K filed with the Securities and
                 Exchange Commission on March 31, 1989.  (File No. 0-14105)

         27      Financial Data Schedule

    (b)  Reports on Form 8-K filed during the quarter ended September 30, 1995:

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

                                     MURRAY INCOME PROPERTIES I, LTD.

                                     By:    Murray Realty Investors VIII, Inc.
                                            A General Partner



Date: November 9, 1995               By:      /s/ Mitchell Armstrong
                                              ----------------------------------
                                              Mitchell Armstrong
                                              President
                                              Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit No.                                                 Description
-----------                                                 -----------
    3a           Agreement of Limited Partnership of Murray Income Properties, Ltd.-84.  Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11
                 Registration Statement. (File No. 2-90016)

    3b           Amended and Restated Certificate and Agreement of Limited Partnership dated as of May 23, 1984.
                 Reference is made to Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and
                 Exchange Commission on March 31, 1989.  (File No. 0-14105)

    3c           Amended and Restated Certificate and Agreement of Limited Partnership dated as of June 25, 1984.
                 Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and
                 Exchange Commission on March 31, 1989.  (File No. 0-14105)

    3d           Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 27, 1984.
                 Reference is made to Exhibit 3d to the 1989 Annual Report on Form 10-K filed with the Securities and
                 Exchange Commission on March 31, 1989.  (File No. 0-14105)

    3e           Amended and Restated Certificate and Agreement of Limited Partnership dated as of April 1, 1985.
                 Reference is made to Exhibit 3e to the 1989 Annual Report on Form 10-K filed with the Securities and
                 Exchange Commission on March 31, 1989.  (File No. 0-14105)

    3f           Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989.
                 Reference is made to Exhibit 3f to the 1989 Annual Report on Form 10-K filed with the Securities and
                 Exchange Commission on March 31, 1989.  (File No. 0-14105)

    3g           Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990.
                 Reference is made to Exhibit 3g to the 1989 Annual Report on Form 10-K filed with the Securities and
                 Exchange Commission on March 31, 1989.  (File No. 0-14105)

    27           Financial Data Schedule