Form 10-K
period 1995-12-31
MURRAY INCOME PROPERTIES I LTD
filed 1996-03-22
CIK 742299

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          ---------------

                             FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS
              PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

          For the Fiscal Year Ended DECEMBER 31, 1995

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

          For the transition period from              to
                                         -------------   -------------

                               COMMISSION FILE NO.
                                     0-14105

                                 ---------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [ ]

                                TABLE OF CONTENTS
                                                                            Page

                                     PART I

Item 1.          Business                                                      1

Item 2.          Properties                                                    2

Item 3.          Legal Proceedings                                             3

Item 4.          Submission of Matters to a Vote of Security Holders           3

                                     PART II

Item 5.          Market for the Partnership's Limited Partnership
                 Interests and Related Security Holder Matters                 4

Item 6.          Selected Financial Data                                       4

Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           5

Item 8.          Financial Statements and Supplementary Data                   9

Item 9.          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                       20

                                    PART III

Item 10.         Directors and Executive Officers of the Partnership          21

Item 11.         Executive Compensation                                       22

Item 12.         Security Ownership of Certain Beneficial Owners
                 and Management                                               22

Item 13.         Certain Relationships and Related Transactions               23

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K                                          24

Signatures                                                                    31

Index to Exhibits                                                             32

                                     PART I

ITEM 1.  BUSINESS.

     General. Murray Income Properties I, Ltd. (the "Partnership") was formed March 12, 1984 under the Texas Uniform Limited Partnership Act to acquire recently constructed income-producing shopping centers located in growth markets. As of November, 1989, the Partnership became governed by the Texas Revised Limited Partnership Act. The General Partners of the Partnership are Murray Realty Investors VIII, Inc., a Texas corporation, and Crozier Partners VIII, Ltd., a Texas limited partnership.

     The Partnership acquired its first shopping center, Mountain View Plaza, in 1985, and its second shopping center, Castle Oaks Village, in 1986. The Partnership also in 1986 acquired an 85% interest in Tower Place Joint Venture, which owns Tower Place Festival Shopping Center ("Tower Place"). The remaining 15% interest in the joint venture is owned by Murray Income Properties II, Ltd., a publicly-registered real estate limited partnership, the general partners of which are affiliates of the General Partners. All acquisitions were paid for in cash. For a more detailed description of the joint venture interest and the properties acquired by the Partnership, see "Item 2. Properties".

     The Partnership is in competition for tenants for its properties with other real estate limited partnerships as well as with individuals, corporations, real estate investment trusts, pension funds and other entities engaged in the ownership and operation of retail real estate. When evaluating a particular location to lease, a tenant may consider many factors, including, but not limited to, space availability, rental rates, lease terms, access, parking, quality of construction and quality of management. While the General Partners believe that the Partnership's properties are generally competitive with other properties with regard to these factors, there can be no assurance that, in the view of a prospective tenant, other retail properties will not be more attractive.

     Mountain View Plaza Shopping Center. At December 31, 1995, Mountain View Plaza was 96% leased. One tenant, Reay's Ranch Markets ("Reay's") leases approximately 33.3% of the total rentable space of the property. The Reay's lease expires on August 31, 2005 and the tenant has an option to renew for two successive five year periods. Childtime Childcare leases 10.3% of the total rentable space. The Childtime Childcare lease expires January 31, 1997, and the tenant has two five year renewal options. At December 31, 1994, Mountain View Plaza was 98% leased.

     Mountain View Plaza is subject to competition from similar types of properties in the vicinity in which it is located. The following information on competitive properties in the vicinity of Mountain View Plaza has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                 Rentable          Percent Leased at
             Property          Square Feet         December 31, 1995
             --------          -----------         -----------------
                 1                89,200                  100%
                 2                63,600                   97%
                 3                94,100                   91%

     Castle Oaks Shopping Center. At December 31, 1995, Castle Oaks Shopping Center was 74% leased. One tenant, Razmiko's Ltd., leases 13.5% of the total rentable space of the property. This lease expires on September 30, 2000. At December 31, 1994, Castle Oaks was 79% leased.

     Castle Oaks Shopping Center is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                 Rentable          Percent Leased at
             Property          Square Feet         December 31, 1995
             --------          -----------         -----------------
                 1               100,000                   79%
                 2                48,500                   97%
                 3                42,900                   95%

     Tower Place Festival Shopping Center. At December 31, 1995, Tower Place was 99% leased. One tenant, General Cinema, leases 27.8% of the total rentable space of the property and another, J&K Cafeterias, leases 10.6% of the total rentable space. The General Cinema lease expires on September 30, 2006, with the tenant having the option to extend the term of the lease for two successive terms of five years each. The J&K Cafeteria lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 1994, Tower Place was 97% leased.

     Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                 Rentable          Percent Leased at
             Property          Square Feet         December 31, 1995
             --------          -----------         -----------------
                 1               248,700                   89%
                 2                40,800                   91%
                 3                65,800                   89%

     The Partnership has no employees. However, the Partnership is required to reimburse 47% of the costs of four employees to Murray Income Properties II, Ltd., an affiliate of the Partnership.

     For a definition of the terms used herein and elsewhere in this Form 10-K, see "Glossary" incorporated by reference herein as contained in the Prospectus dated May 31, 1984 filed as a part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016) attached hereto as Exhibit 99a.


ITEM 2.  PROPERTIES.

     The Partnership owns the properties described below:

     Location                     Description of Property
     --------                     -----------------------

     Scottsdale, Arizona          Mountain View Plaza Shopping Center
                                  A 58,154 square foot shopping center situated on 7.6 acres. At December 31, 1995, Mountain
                                  View Plaza was 96% leased at an average annual lease rate of $11.44. Lease rates range from $6.23 to $20.88 per square foot.

     San Antonio, Texas           Castle Oaks Village Shopping Center
                                  A 33,435 square foot shopping center situated on 3.013 acres. At December 31, 1995, Castle
                                  Oaks was 74% leased at an average annual lease rate of $10.05. Lease rates range from $8.40 to $11.00 per square foot.

     The Partnership also owns an 85% interest in Tower Place Joint Venture which owns the property described below:

     Pineville (Charlotte),      Tower Place Festival Shopping Center
       North Carolina            A 114,586 square foot shopping center situated
                                 on 10.777 acres. At December 31, 1995, Tower
                                 Place was 99% leased at an average annual lease rate of $12.59. Lease rental rates range from $10.00 to $16.00 per square foot.







ITEM 3.  LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the General Partners or the Partnership is a party or to which any of the Partnership's properties are subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

     A public market for Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Further, the transfer of Interests is subject to certain limitations. For a description of such limitations, see Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated May 31, 1984 filed as a part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016) attached hereto as Exhibit 28b.

     At December 31, 1995, there were 2,540 record holders, owning an aggregate of 28,227 Interests.

     The Partnership made its initial Cash Distribution from Operations following the quarter ended March 31, 1985, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Interest during the period from January 1, 1991 to December 31, 1995. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis.

     The Partnership Agreement provides that under certain circumstances, the General Partners may, in their sole discretion and upon the request of a Limited Partner, repurchase the Interests held by such Limited Partner. Murray Realty Investors VIII, Inc. is obligated to set aside 25% of its share of Cash Distributions from Operations and Crozier Partners VIII, Ltd. is obligated to set aside 25% of its 5% share of Cash Distributions from Operations that is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from Cash Distributions from Operations for this purpose. Any such repurchase shall be subject to the availability of funds set aside and the other terms and conditions set forth in the Partnership Agreement. For information on such terms and conditions, see Section 10.15 of the Agreement of Limited Partnership as contained in amendment number nine to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989 attached hereto as Exhibit 28c. As of December 31, 1995, no funds were available for this purpose.

ITEM 6. SELECTED FINANCIAL DATA.

                                               Year Ended December 31,
                        -------------------------------------------------------------------
                            1995          1994          1993          1992          1991
                        -----------   -----------   -----------   -----------   -----------
Income                  $ 2,846,710   $ 2,804,229   $ 2,685,556   $ 3,029,614   $ 2,570,710
Earnings Before
  Minority Interest         918,032       926,811       826,360     1,125,058       568,595
Minority Interest
  in Joint Venture's
  Earnings                  115,220       109,520       118,743        95,661        74,235
Net Earnings                802,812       817,291       707,617     1,029,397       494,360
Earnings per Limited
  Partnership Interest*       27.87         28.38         24.57         35.74         17.16
Distributions per
Limited Partnership
  Interest *                  50.00         50.00         42.50         42.50         42.50
Total Assets at
  Year End              $20,598,892   $21,234,326   $21,923,351   $22,486,566   $22,722,032

* Based on limited partnership interests outstanding at year-end and net earnings or distributions allocated to the Limited Partners.

The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 8 of this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     As of December 31, 1995, the Partnership had cash and cash equivalents of $1,325,197. Such amounts represent cash generated from operations and working capital reserves.

     An increase in investment properties, buildings and improvements of $107,651 from December 31, 1994 to December 31, 1995 is primarily due to the painting of the Mountain View Plaza Shopping Center and tenant improvements at all of the Partnership's properties.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At December 31, 1995 and December 31, 1994, there were $488,013 and $463,485, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. An increase from December 31, 1994 to December 31, 1995 in accounts receivable (before bad debts) of $39,704 is primarily due to an increase in receivables for rent collected (but not yet remitted to the Partnership by the property management companies) at Tower Place Festival Shopping Center and Mountain View Plaza Shopping Center, and receivables related to the accruals described above at Tower Place Festival Shopping Center and Mountain View Plaza Shopping Center. As of December 31, 1995 and December 31, 1994, the Partnership had allowances of $21,758 and $21,446, respectively, for uncollectible accounts receivable.

     During the year ended December 31, 1995, the Partnership made Cash Distributions from Operations totaling $1,440,153. Subsequent to December 31, 1995 the Partnership made a Cash Distribution from Operations of $360,038 relating to the three months ended December 31, 1995. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies, and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

     Market conditions continued their improvement during 1995, as evidenced by increases in rental income and average occupancy of two of the Partnership's three properties shown in the section entitled Results of Operations below. The third property, Castle Oaks Village, experienced significant decreases in average occupancy and rental income due to the loss of several tenants in late 1994 and the first half of 1995. Charlotte continued its trend of the construction of large anchored shopping centers. These properties, commonly referred to as "power centers", may not compete for the same size and type of tenants as Tower Place Festival, but they do provide competition for retail sales customers. Phoenix, on the other hand, is currently experiencing a dramatic increase in the development of neighborhood shopping centers which are anchored by grocery stores. These properties may compete for the same type retailers as Mountain View Plaza, depending on the proximity and desirability of the property. San Antonio has not seen a great deal of retail construction, due to the fact that it is still suffering from the overbuilding which occurred in the 1980's.

Results of Operations

     Rental income increased $36,228 (1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Rental income increased $199,251 (8%) for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1995, December 31, 1994 and December 31, 1993, respectively, for each of the Partnership's properties:

                                                 For the years ended
                                                     December 31,
                                          ----------------------------------
                                             1995        1994        1993
                                          ----------  ----------  ----------
Mountain View Plaza Shopping Center
    Rental income                         $  870,777  $  833,550  $  634,596
    Bad debt expense                             542         764         -0-
    Average occupancy                             97%         95%         72%

Castle Oaks Shopping Center
    Rental income                         $  283,022  $  355,181  $  354,252
    Bad debt expense (recovery)               10,533      (1,046)     14,297
    Average occupancy                             69%         87%         85%

Tower Place Festival Shopping Center
    Rental income                         $1,617,902  $1,546,742  $1,547,374
    Bad debt expense (recovery)               (5,521)      8,029       1,628
    Average occupancy                             96%         92%         95%


     Rental income at Mountain View Plaza increased $37,227 (4%) for the year ended December 31, 1995, as compared to the year ended December 31, 1994 due to higher occupancy and increased reimbursements for common area maintenance costs and real estate taxes.

     Rental income at Mountain View Plaza increased $198,954 (31%) for the year ended December 31, 1994, as compared to the year ended December 31, 1993 due to higher occupancy and increased reimbursements for common area maintenance costs, real estate taxes and insurance costs.

     Mountain View Plaza in Scottsdale, Arizona averaged 97% occupancy during the year ended December 31, 1995, a two percent increase over 1994. During the year, two tenants totalling 2,480 square feet renewed their leases for five years and one tenant occupying 880 square feet renewed its lease for three years. One tenant who occupies 1,325 square feet extended the term of its lease for three years after its lease expires in 1997. Two tenants totalling 3,459 square feet vacated their spaces upon expiration of their leases. Two new leases totalling 2,092 square feet were signed during 1995. As of December 31, 1995, Mountain View Plaza was 96% occupied.

     Rental income at Castle Oaks decreased $72,159 (20%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to a decrease in occupancy and lower tenant reimbursements for common area maintenance costs, real estate taxes and insurance. Rental income at Castle Oaks increased slightly for the year ended December 31, 1994 as compared to the year ended December 31, 1993 with increases in rental income being offset by lower reimbursements for real estate taxes.

     Castle Oaks Village Shopping Center in Castle Hills (San Antonio), Texas averaged 69% occupancy for the year ended December 31, 1995, an 18% decrease from the previous year. One tenant who occupied 2,060 square feet vacated its space upon expiration of its lease. One tenant who occupied 4,500 square feet vacated its space prior to the expiration of its lease. The General Partners have instituted legal action in an attempt to collect amounts unpaid under this lease. This space was subsequently leased and this tenant took occupancy in October. One tenant who occupied 1,900 square feet moved to another space within the shopping center which contains 2,100 square feet. In December a lease for 2,142 square feet was signed with a tenant who will occupy the space during the second quarter of 1996. As of December 31, 1995, Castle Oaks Village was 74% occupied.

     Rental income at Tower Place increased $71,160 (5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 with increases in rental income and increases in reimbursements for real estate taxes and insurance costs. Rental income at Tower Place decreased slightly for the year ended December 31, 1994 as compared to the year ended December 31, 1993 with decreases in rental income being offset by increased reimbursements for real estate taxes and insurance costs.

     Occupancy at Tower Place Festival in Pineville (Charlotte), North Carolina averaged 96% in 1995, a four percent increase over the previous year. Four tenants totalling 5,461 square feet renewed their leases for three years. One tenant occupying 3,220 square feet renewed its lease for five years and one tenant who occupies 2,100 square feet renewed its lease for one year. Two tenants who occupied 2,654 square feet vacated their space upon expiration of their leases. Eight leases totalling 13,268 square feet were signed with the tenants taking occupancy in 1995. Two leases totalling 4,980 square feet were executed and these tenants will take occupancy during the first quarter of 1996. One tenant who occupied 2,670 square feet moved to a space containing 1,260 square feet. As of December 31, 1995, Tower Place Festival was 98% occupied.

     The increase in interest income of the Partnership of $25,083 (50%) during the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due to a higher average yield on invested funds during 1995 as compared to 1994. The increase in interest income of the Partnership of $8,592 (21%) during the year ended December 31, 1994 as compared to the year ended December 31, 1993 is due to a higher average yield on invested funds during 1994 as compared to 1993.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses increased $65,699 (9%) for the year ended December 31, 1995 as compared to the previous year with increases in utilities, landscaping costs, legal fees and real estate taxes being offset by decreases in repair and maintenance costs. Mountain View Plaza's total operating expenses increased with higher real estate taxes and landscaping costs being offset by lower repair and maintenance costs. Castle Oaks' total operating expenses increased with higher utilities, landscaping costs and legal fees being offset by lower repair and maintenance costs and property management fees. Tower Place's total operating expenses increased with higher utilities, repair and maintenance costs, security costs and leasing and promotion costs being offset by lower legal fees, insurance costs and real estate taxes.

     Operating expenses decreased slightly for the year ended December 31, 1994 as compared to the previous year with increases in utilities and insurance being offset by decreases in repair and maintenance costs and leasing and promotion expenses. Mountain View Plaza's total operating expenses increased primarily because of increases in repairs and maintenance costs, property management fees, and insurance. Castle Oaks' total operating expenses increased primarily because of increases in repair and maintenance costs, insurance and utility expenses. Tower Place's total operating expenses decreased primarily because of reductions in repair and maintenance costs, leasing and promotion expenses and property management fees.

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses decreased $7,300 (3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily because of lower amortization of organization costs. General and administrative expenses were relatively unchanged for the year ended December 31, 1994 as compared to the year ended December 31, 1993. Decreases in legal and accounting fees, investor services expenses and office supplies offset increases in salaries and benefits.

     Bad debt expenses decreased $2,193 (28%) for the year ended December 31, 1995 as compared to the same period in 1994 with an increase at Castle Oaks being offset by recoveries at Tower Place. Bad debt expenses decreased $8,178 (51%) for the year ended December 31, 1994 as compared to the same period in 1993 with increases at Mountain View Plaza and Tower Place being offset by recoveries at Castle Oaks. The reduction is primarily due to intensive efforts by Partnership management and the property managers to recognize and resolve potential tenant problems as rapidly as possible, thereby reducing the buildup in outstanding rent receivables.

     The effect of inflation on results of operations for the years ended December 31, 1995, 1994, and 1993 was not significant.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS 121) which establishes the method of accounting for rental property when circumstances indicate that the carrying amount of an asset may not be recoverable. Management of the Partnership does not expect the implementation of SFAS 121 to have a material effect on the financial condition or results of operations of the Partnership. SFAS 121 is required to be implemented in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as a part of this report:

                                                                          Page
                                                                         Number
                                                                         ------

Independent Auditors' Report                                               10

Consolidated Balance Sheets - December 31, 1995 and 1994                   11

Consolidated Statements of Earnings - Years ended                          12
        December 31, 1995, 1994, and 1993

Consolidated Statements of Changes in Partners' Equity -                   13
        Years ended December 31, 1995, 1994, and 1993

Consolidated Statements of Cash Flows - Years ended                        14
        December 31, 1995, 1994, and 1993

Notes to Consolidated Financial Statements                               15 - 19

                          INDEPENDENT AUDITORS' REPORT


The Partners
Murray Income Properties I, Ltd.:

We have audited the accompanying consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties I, Ltd. and consolidated joint venture as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.






                                                       KPMG Peat Marwick LLP


Dallas, Texas
February 27, 1996

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994



                                                         1995          1994
                                                         ------        ------
ASSETS

Investment properties, at cost (note 3):
  Land                                               $  6,232,801  $  6,232,801
Buildings and improvements                             20,168,412    20,060,761
                                                     ------------  ------------
                                                       26,401,213    26,293,562
Less accumulated depreciation                           8,079,281     7,225,381
                                                     ------------  ------------
    Net investment properties                          18,321,932    19,068,181
Cash and cash equivalents                               1,325,197     1,255,015
Accounts and notes receivable,
  net of allowance of $21,758 and $21,446,
  in 1995 and 1994, respectively (note 1)                 689,231       655,081
Other assets, at cost, net of accumulated
  amortization of $370,252 and $306,266 in
  1995 and 1994, respectively                             262,532       256,049
                                                     ------------  ------------
                                                     $ 20,598,892  $ 21,234,326
                                                     ============  ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                     $     26,615  $     20,860
Accrued property taxes                                    192,903       184,447
Security deposits                                         208,589       153,563
                                                     ------------  ------------
     Total liabilities                                    428,107       358,870
                                                     ------------  ------------
Minority interest in joint venture (note 3)             1,535,208     1,602,538
                                                     ------------  ------------

Partners' equity:
  General Partners:
    Capital contributions                                   1,000         1,000
    Cumulative net earnings                               176,703       160,647
    Cumulative cash distributions                        (304,547)     (275,744)
                                                     ------------  ------------
                                                         (126,844)     (114,097)
                                                     ------------  ------------
  Limited Partners (28,227 Interests):
    Capital contributions, net of offering costs       24,570,092    24,570,092
    Cumulative net earnings                             9,115,216     8,328,460
    Cumulative cash distributions                     (14,922,887)  (13,511,537)
                                                     ------------  ------------
                                                       18,762,421    19,387,015
                                                     ------------  ------------
     Total partners' equity                            18,635,577    19,272,918
                                                     ------------  ------------
                                                     $ 20,598,892  $ 21,234,326
                                                     ============  ============

See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                       CONSOLIDATED STATEMENTS OF EARNINGS




                                                     Years Ended
                                                     December 31
                                        --------------------------------------
                                           1995          1994          1993
                                          ------        ------        ------
Income:
  Rental (notes 3 and 7)                $2,771,701    $2,735,473    $2,536,222
  Interest                                  75,009        49,926        41,334
  Termination fee income (note 4)             -0-         18,830       108,000
                                        ----------    ----------    ----------
                                         2,846,710     2,804,229     2,685,556
                                        ----------    ----------    ----------
Expenses:
  Depreciation                             853,900       858,846       830,501
  Property operating                       800,624       734,925       737,194
  General and administrative               268,600       275,900       275,576
  Bad debts, net                             5,554         7,747        15,925
                                        ----------    ----------    ----------
                                         1,928,678     1,877,418     1,859,196
                                        ----------    ----------    ----------
     Earnings before minority
      interest                             918,032       926,811       826,360

Minority interest in joint venture's
  earnings (note 3)                        115,220       109,520       118,743
                                        ----------    ----------   -----------
         Net earnings                   $  802,812    $  817,291   $   707,617
                                        ==========    ==========   ===========

Earnings per limited partnership
  interest                              $    27.87    $    28.38   $     24.57
                                        ==========    ==========   ===========


See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                           General      Limited
                                          Partners     Partners         Total
                                         ----------   ----------       -------
Year ended December 31, 1993:

  Balance at December 31, 1992            $ (91,309)  $20,503,584   $20,412,275
  Net earnings                               14,152       693,465       707,617
  Cash distributions ($42.50 per limited
   partnership interest)                    (24,483)   (1,199,628)   (1,224,111)
                                          ---------   -----------   -----------
  Balance at December 31, 1993            $(101,640)  $19,997,421   $19,895,781
                                          ---------   -----------   -----------

Year ended December 31, 1994:

  Net earnings                               16,346       800,945       817,291
  Cash distributions ($50.00 per limited
   partnership interest)                    (28,803)   (1,411,351)   (1,440,154)
                                          ---------   -----------   -----------
  Balance at December 31, 1994            $(114,097)  $19,387,015   $19,272,918
                                          ---------   -----------   -----------

Year ended December 31, 1995:

  Net earnings                               16,056       786,756       802,812
  Cash distributions ($50.00 per limited
   partnership interest)                    (28,803)   (1,411,350)   (1,440,153)
                                          ---------   -----------   -----------
  Balance at December 31, 1995            $(126,844)  $18,762,421   $18,635,577
                                          =========   ===========   ===========


See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       Years Ended
                                                                       December 31
                                                        ---------------------------------------
                                                              1995          1994          1993
                                                             ------        ------        ------
Cash flows from operating activities:
  Net earnings                                          $   802,812   $   817,291   $   707,617
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Bad debts, net                                            5,554         7,747        15,925
    Depreciation                                            853,900       858,846       830,501
    Amortization of other assets                             63,986        73,031        71,931
    Minority interest in joint venture's earnings           115,220       109,520       118,743
    Change in assets and liabilities:
      Accounts and notes receivable                         (39,704)     (107,442)      515,849
      Other assets                                          (70,469)     (105,802)     (101,611)
      Accounts payable                                        5,755       (26,678)       24,005
      Accrued property taxes and security deposits           63,482        25,596       (26,719)
                                                        -----------   -----------   -----------
        Net cash provided by operating activities         1,800,536     1,652,109     2,156,241
                                                        -----------   -----------   -----------

Cash flows from investing activities -
  Additions to investment properties                       (107,651)     (146,885)     (371,104)
                                                        -----------   -----------   -----------
Cash flows from financing activities:
  Distributions to minority interest in
    joint venture                                          (182,550)     (174,600)     (162,750)
  Cash distributions                                     (1,440,153)   (1,440,154)   (1,224,111)
                                                        -----------   -----------   -----------
    Net cash used in financing activities                (1,622,703)   (1,614,754)   (1,368,861)
                                                        -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents         70,182      (109,530)      398,276

Cash and cash equivalents at beginning of year            1,255,015     1,364,545       966,269
                                                        -----------   -----------   -----------
Cash and cash equivalents at end of year                $ 1,325,197   $ 1,255,015   $ 1,364,545
                                                        ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1995

1.  ORGANIZATION AND BASIS OF ACCOUNTING

   The Partnership was formed March 12, 1984 by filing a Certificate and Agreement of Limited Partnership with the Secretary of State of the State of Texas. The Partnership Agreement authorized the issuance of up to 30,000 limited partnership interests at a price of $1,000 each, of which 28,227 limited partnership interests were issued. Proceeds from the sale of limited partnership interests, net of related selling commissions, dealer-manager fees and other offering costs, are recorded as contributed capital.

   The consolidated financial statements include the accounts of the Partnership and Tower Place Joint Venture (85% owned by the Partnership). All significant intercompany balances and transactions have been eliminated in consolidation.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

   Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 1995 and 1994, there were $488,013 and $463,485, respectively, of accounts receivable related to such accruals.

   Other assets consist primarily of deferred leasing costs which are amortized using the straight line method over the lives of the related leases.

   Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS 121) which establishes the method of accounting for rental property when circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership periodically reevaluates the propriety of the carrying amounts of investment properties to determine whether current events and circumstances warrant an adjustment to such carrying amounts. Such evaluations are performed utilizing annual appraisals performed by independent appraisers as well as internally-developed estimates of expected undiscounted future cash flows. In the event the carrying value of an individual property exceeds expected future undiscounted cash flows, the property is written down to the most recently appraised value. Since inception of the Partnership, none of the Partnership's properties have required write downs.

   No provision for income taxes has been made as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes.


                                       15                            (Continued)

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Earnings and cash distributions per limited partnership interest are based upon the limited partnership interests outstanding at year-end and the net earnings and cash distributions allocated to the Limited Partners in accordance with the Partnership Agreement.

   For purposes of reporting cash flows, the Partnership considers all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 1995 and 1994. For cash and cash equivalents, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

3.  INVESTMENT PROPERTIES

   The Partnership owns and operates Mountain View Plaza, a shopping center located in Scottsdale, Arizona, and Castle Oaks Village, a shopping center located in Castle Hills (San Antonio), Texas. In addition, the Partnership owns an 85% interest in Tower Place Joint Venture, a joint venture which owns Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The remaining interest in the joint venture is owned by Murray Income Properties II, Ltd. ("MIP II"), an affiliated real estate limited partnership. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 85% ownership interest in the joint venture.


                                       16                            (Continued)

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   Operating leases with tenants range in terms from two to 20 years. Fixed minimum future rentals under existing leases at December 31, 1995 are as follows:

             1996               $ 2,150,629
             1997                 1,916,655
             1998                 1,562,551
             1999                 1,340,081
             2000                 1,128,978
             Thereafter           4,732,071
                                -----------
                                $12,830,965
                                ===========

   Rental income includes $511,614, $512,883, and $454,194 in 1995, 1994, and
1993, respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.

4.  TERMINATION FEE INCOME

   During 1994 and 1993, two tenants at Tower Place Joint Venture paid termination fees as consideration for the Joint Venture releasing the tenants from their future lease obligations. The termination fees of $18,830 and $108,000 have been recognized as income in 1994 and 1993, respectively. During 1992, a tenant at one of the Partnership's properties agreed to pay the Partnership a termination fee as consideration for the Partnership releasing the tenant from its future lease obligations. The termination fee of $404,117 was recognized as income in 1992 and received in 1993.

5. TRANSACTIONS WITH AFFILIATES

   During 1993, the Partnership and MIP II paid $17,968 for office rent to Shearson-Murray Real Estate Fund II, Ltd., an affiliated partnership. No such amounts were paid in 1995 or 1994.


                                       17                            (Continued)

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. RECONCILIATION OF CONSOLIDATED FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

   Reconciliation of consolidated financial statement net earnings to Federal income tax basis net earnings is as follows:

                                                                        Years Ended
                                                                        December 31
                                                             ---------------------------------------
                                                                1995          1994          1993
                                                               ------        ------        ------
   Net earnings - financial statement basis                  $   802,812   $   817,291   $   707,617
                                                             -----------   -----------   -----------
     Financial statement basis depreciation/amortization
       over (under) tax basis depreciation/amortization          (12,924)        5,971           801

     Financial statement basis rental income
       (over) under tax basis rental income                      (15,833)      (38,229)       18,474
     Tax basis operating expenses over financial statement
       basis operating expenses                                  (34,725)          -0-           -0-
     Financial statement basis joint venture earnings
       under (over) tax basis joint venture earnings              24,027       (22,973)      (27,815)
                                                             -----------   -----------   -----------
   Sub-total                                                     (39,455)      (55,231)      ( 8,540)
                                                             -----------   -----------   -----------
   Net earnings - Federal income tax basis                   $   763,357   $   762,060   $   699,077
                                                             ===========   ===========   ===========

   Reconciliation of consolidated financial statement partners' equity to Federal income tax basis partners' equity is as follows:

                                                                            December 31
                                                             ---------------------------------------
                                                                 1995         1994           1993
                                                                ------       ------         ------
   Total partners' equity - financial statement basis        $18,635,577   $19,272,918   $19,895,781
     Current year financial statement net earnings
       over tax basis net earnings                               (39,455)      (55,231)      ( 8,540)
     Cumulative prior years financial statement net
       earnings over tax basis net earnings                   (1,153,755)   (1,098,524)   (1,089,984)
                                                             -----------   -----------   -----------
   Total partners' equity - Federal income tax basis         $17,442,367   $18,119,163   $18,797,257
                                                             ===========   ===========   ===========


                                       18                            (Continued)

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

7.  BUSINESS AND CREDIT CONCENTRATION

   As previously noted the Partnership's properties are located in Scottsdale, Arizona, San Antonio, Texas and Charlotte, North Carolina.

   The Partnership had no outstanding receivable balances at December 31, 1995 or 1994, which, individually, exceeded 5% of the Partnership's total assets.

   Rental income from a major customer was approximately $448,000 for the years ended 1995, 1994, and 1993, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

   Murray Realty Investors VIII, Inc., a Texas corporation, and Crozier Partners VIII, Ltd., a Texas limited partnership, are the General Partners of the Partnership. The Limited Partners voting a majority of the Interests may, without the consent of the General Partners, remove a General Partner and elect a successor General Partner.

   The Partnership Agreement provides that the Partnership will have an Investment Committee consisting initially of three members, appointed by Murray Realty Investors VIII, Inc. (the "Corporate General Partner"). A person appointed to the Investment Committee may be removed by the Corporate General Partner, but the Corporate General Partner must name a replacement. The acquisition, sale, financing or refinancing of a Partnership property must be approved by a majority of the members of the Investment Committee. The members of the Investment Committee currently are Messrs. Jack E. Crozier, Mitchell L. Armstrong and W. Brent Buck. Murray Realty Investors VIII, Inc. is owned 60% by Mr. Armstrong and 40% by Mr. Buck. The following is a brief description of Jack
E. Crozier, a general partner of Crozier Partners VIII, Ltd., a General Partner, and the directors and executive officers of the Corporate General Partner:

Crozier Partners VIII, Ltd, General Partner

   Jack E. Crozier, 67, General Partner. From 1954 through July 1990, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1990, he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets. Since June 1990, he has remained as a partner or limited partner in several real estate oriented limited partnerships. He is a consultant to several companies.

Murray Realty Investors VIII, Inc., Corporate General Partner

   The directors and executive officers of Murray Realty Investors VIII, Inc., are:

   Mitchell L. Armstrong, 45, President and Director. Mr. Armstrong became President of Murray Realty Investors VIII, Inc. on November 15, 1989. From September 1984 to that date, he was Senior Vice President - Product Development of Murray Realty Investors, Inc., and Murray Property Investors and Vice President - Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins & Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants and a member of the Institute of Certified Financial Planners.

   W. Brent Buck, 40, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors VIII, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership, except for Mountain View Plaza Shopping Center. Since their acquisitions to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Texas real estate salesman license and is a member of the International Council of Shopping Centers.

ITEM 11.  EXECUTIVE COMPENSATION.

   Murray Income Properties I, Ltd. does not have any employees. However, pursuant to an amendment to the Partnership Agreement effective November 15, 1989, it reimburses Murray Income Properties II, Ltd. for forty-seven percent (47%) of executive compensation incurred in the management of that partnership and Murray Income Properties I, Ltd. Murray Income Properties II, Ltd. is a real estate limited partnership the general partners of which are affiliates of the General Partners. The following table presents Murray Income Properties I, Ltd.'s share of executive compensation paid by Murray Income Properties II, Ltd.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                                                     Annual Compensation
                                             -----------------------------------
                                                                All Other
     Name and Principal Position         Year       Salary     Compensation
     ---------------------------         ----       ------     ------------

     Mitchell L. Armstrong,              1995      $54,864         $291**
       President*                        1994       53,422          291**
                                         1993       52,017          291**

     W. Brent Buck,                      1995      $40,856         $157**
     Executive Vice President*           1994       39,782          157**
                                         1993       38,736          157**

* Offices held in Murray Realty Investors VIII, Inc., the Corporate General Partner.
** The amounts reflected under the heading "All Other Compensation" represents the partnership's share of the full premium cost of term insurance that will benefit the executive.

   The Partnership has not paid and does not propose to pay any bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers, directors or partners of the General Partners other than described in the above table. In addition, there are no restricted stock awards, options or stock appreciation rights, or any other long term incentive payouts.

   During the operational and liquidation stages of this Partnership, the General Partners and their affiliates receive various fees and distributions. For information on these types of remuneration, reference is made to the section entitled "Management Compensation" as contained in the Prospectus dated May 31, 1984 filed as a part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016) attached hereto as Exhibit 99d. See "Item 13. Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   No person (including any "group" as that term is used in Section 13 (d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1995.

   No General Partner, officer, director or partner of the General Partners beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1995.

   No arrangements are known to the Partnership which may result in a change of control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   During the year ended December 31, 1995 the Partnership reimbursed Murray Income Properties II, Ltd. ("MIP II") for forty-seven percent (47%) of the costs associated with the management of the Partnership and MIP II. MIP II is a publicly-registered real estate limited partnership the general partners of which are affiliates of the General Partners. The reimbursement has been included in general and administrative expenses.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements - See Index to Financial Statements in Item 8 of this Form 10-K.

         2. Financial Statement Schedules with Independent Auditors' Report Thereon:

            (i)    Consolidated Valuation and Qualifying Accounts (Schedule II)
                   - Years ended December 31, 1995, 1994, and 1993.

            (iii) Consolidated Real Estate and Accumulated Depreciation (Schedule III) - December 31, 1995.

            All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

     (b) Reports on Form 8-K filed during the last quarter of the year:

            None

     (c) Exhibits:

               3a Agreement of Limited Partnership of Murray Income Properties, Ltd.-84. Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11 Registration Statement (File No. 2-90016).

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

               3f Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3f to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

               3g Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3g to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

               4 Form of Certificate representing Limited Partnership Interest. Reference is made to Exhibit 4 to Amendment No. 1 to Partnership's Form S-11 Registration Statement, filed with the Securities and Exchange Commission on May 17, 1984. (File No. 2-90016)

               10a Lease Agreement with Palo Alto Educational Systems, Inc. to lease certain premises as described within the Lease Agreement dated April 11, 1983 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10m to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

               10b Lease Agreement with General Cinema Corporation of North Carolina to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10o to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

               10c Lease Agreement with J&K Cafeterias to lease certain premises as described in the Lease Agreement dated April 12, 1994 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1994 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 21, 1995. (File No. 0-14105)

               10d Data Processing System Use Agreement between Murray Income Properties I, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1993. Reference is made to Exhibit 10o to the 1993 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1993. (File No. 0-14105)

               10e Property Management Agreement and Exclusive Marketing Agreement with Zell Management and Development, Inc. for property management services described in the Property Management Agreement dated December 20, 1989 (as extended pursuant to the Extension of Property Management Agreement dated December 4, 1995 at Mountain View Plaza Shopping Center. Filed herewith.

               10f Management Agreement with CK Retail Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated December 1, 1995 at Tower Place Festival Shopping Center. Filed herewith.

               10g Management Agreement with The Powell Companies for management and operation services described in the Management Agreement dated February 1, 1992 at Castle Oaks Shopping Center. Reference is made to Exhibit 10j to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

               10h Lease Modification Agreement No. 1 dated February 14, 1992 with Childtime Childcare, Inc. at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10k to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

               10i Lease Agreement with Reay's Ranch Markets, Inc. to lease certain premises as described within the Lease Agreement dated October 20, 1992 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10m to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

               10j Third Amendment to Lease with Reay's Ranch Markets, Inc. dated November 3, 1993 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10n to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

               10k Lease Termination Agreement between Tower Place Joint Venture and Kerr Drug Stores, Inc. dated November 12, 1993, at Tower Place Festival Shopping Center. Reference is made to Exhibit 10o to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

               10l Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated November 9, 1993 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

               10m Lease Agreement with Razmiko's, Ltd. to lease certain premises as described within the Lease Agreement dated August 1, 1995 at Castle Oaks Shopping Center. Filed herewith.

               27   Financial Data Schedule. Filed herewith.

               99a Glossary, as contained in the Prospectus dated May 31, 1984 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016). Filed herewith.

               99b Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated May 31, 1984 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016). Filed herewith.

               99c Amendment number nine to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989. Filed herewith.

               99d Management Compensation as contained in the Prospectus (Pages 10 through 17) dated May 31, 1984 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016). Filed herewith.

     (d) Financial Statement Schedules with Independent Auditors' Report
         Thereon:


         (i)   Consolidated Valuation and Qualifying Accounts (Schedule
               II) - Years ended December 31, 1995, 1994, and 1993.

         (ii) Consolidated Real Estate and Accumulated Depreciation (Schedule III) - December 31, 1995.

        All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Partners
Murray Income Properties I, Ltd.:

Under date of February 27, 1996, we reported on the consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                              KPMG Peat Marwick LLP

Dallas, Texas
February 27, 1996

                                                                     Schedule II

                       MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                Balance at  Charged to               Balance at
                                 beginning   costs and                 end of
           Description           of period   expenses    Deductions    period
           -----------          ----------  ----------   ----------  ----------
Allowance for doubtful accounts:

  Year ended December 31, 1993    $113,319     15,925      107,196     22,048
                                  ========     ======      =======     ======
  Year ended December 31, 1994    $ 22,048      7,747        8,349     21,446
                                  ========     ======      =======     ======
  Year ended December 31, 1995    $ 21,446      5,554        5,242     21,758
                                  ========     ======      =======     ======

  Deductions are primarily for writeoffs of accounts and notes receivables deemed uncollectible by management.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                             COSTS CAPITALIZED
                                                                            INITIAL COST                          SUBSEQUENT
                                                                          TO PARTNERSHIP (A)                    TO ACQUISITION
                                                                          -----------------                  -----------------
                                                                                          BUILDINGS AND
    DESCRIPTION                             ENCUMBRANCES              LAND                IMPROVEMENTS            IMPROVEMENTS
    -----------                             ------------              ----                -------------           ------------
Shopping Center
  San Antonio, Texas                            $0                 $1,240,051             $ 3,017,075               $  478,422
Shopping Center
  Scottsdale, Arizona                           $0                 $2,805,238             $ 4,316,052               $  693,674
Shopping Center
  Pineville
  (Charlotte),
  North Carolina                                $0                 $2,187,512             $10,280,876               $1,382,313
                                                --                 ----------             -----------               ----------
                                                $0                 $6,232,801             $17,614,003               $2,554,409
                                                ==                 ==========             ===========               ==========


                                    GROSS AMOUNT
                                  AT WHICH CARRIED AT
                                   CLOSE OF PERIOD (D)
               --------------------------------------------------------

                                            BUILDINGS AND                                     ACCUMULATED            YEAR OF
    DESCRIPTION            LAND             IMPROVEMENTS                  TOTAL              DEPRECIATION         CONSTRUCTION
    -----------            ----             -------------                 -----              ------------         ------------
Shopping Center
  San Antonio, Texas       $1,240,051        $ 3,495,497                $ 4,735,548           $1,549,651               1985
Shopping Center
  Scottsdale, Arizona      $2,805,238        $ 5,009,726                $ 7,814,964           $2,091,509               1983
Shopping Center
  Pineville
  (Charlotte),
  North Carolina           $2,187,512        $11,663,189                $13,850,701           $4,438,121               1982
                           ----------        -----------                -----------           ----------
                           $6,232,801        $20,168,412                $26,401,213           $8,079,281
                           ==========        ===========                ===========           ==========

                                                        Schedule III

                                                                                      LIFE ON WHICH
                                                                                     DEPRECIATION IN
                                                         FISCAL                      LATEST STATEMENT
                                                          YEAR                         OF EARNINGS
    DESCRIPTION                                         ACQUIRED                       IS COMPUTED
    -----------                                         --------                       -----------
Shopping Center                                           1986                          3-25 YEARS
  San Antonio, Texas
Shopping Center                                           1985                          3-25 YEARS
  Scottsdale, Arizona
Shopping Center
  Pineville
  (Charlotte),                                            1986                          3-25 YEARS
  North Carolina

(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B)  Reconciliation of real estate owned for 1995, 1994 and 1993:

                                                               1995                     1994                    1993
                                                               ----                     ----               -----------
  Balance at beginning of period                            $26,293,562              $26,146,677            $25,775,573
  Additions during period                                   $   107,651              $   146,885            $   371,104
  Retirements during period                                 $         0              $         0            $         0
                                                            -----------               ----------            -----------
  Balance at close of period                                $26,401,213              $26,293,562            $26,146,677
                                                            ===========              ===========            ===========


(C)  Reconciliation of accumulated depreciation for 1995, 1994 and 1993:

                                                                1995                    1994                   1993
                                                                ----                    ----               ------------
     Balance at beginning of period                         $ 7,225,381              $ 6,366,535            $ 5,536,034
     Depreciation expense                                   $   853,900              $   858,846            $   830,501
     Retirements during period                              $         0              $         0            $         0
                                                            -----------              -----------            -----------
     Balance at close of period                              $8,079,281              $ 7,225,381            $ 6,366,535
                                                            ===========              ===========            ===========


(D) The aggregate cost of real estate at December 31, 1995 for Federal income tax purposes is $26,542,716.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MURRAY INCOME PROPERTIES I, LTD.

                             By: Crozier Partners VIII, Ltd.
                                 a General Partner


Dated: March 21, 1996              By: /s/Jack E. Crozier
                                       -------------------
                                       Jack E. Crozier
                                       a General Partner


                             By:  Murray Realty Investors VIII, Inc.
                                     a General Partner


Dated:  March 21, 1996            By: /s/ Mitchell Armstrong
                                     ----------------------
                                     Mitchell Armstrong
                                     President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                             Murray Realty Investors VIII, Inc.
                             a General Partner


Dated:  March 21, 1996       By: /s/ Brent Buck
                                 ---------------
                                 Brent Buck
                                 Executive Vice President
                                 Director


Dated:  March 21, 1996       By: /s/ Mitchell Armstrong
                                 -----------------------
                                 Mitchell Armstrong
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 Director

                                INDEX TO EXHIBITS


Document                                                            Sequentially
Number       Description                                           Numbered Page
--------     -----------                                           -------------

   3a        Agreement of Limited Partnership of Murray Income
             Properties, Ltd.-84. Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11
             Registration Statement (File No. 2-90016).

   3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of May 23, 1984. Reference is made to Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

   3c Amended and Restated Certificate and Agreement of Limited Partnership dated as of June 25, 1984. Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

   3d Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 27, 1984. Reference is made to Exhibit 3d to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

   3e Amended and Restated Certificate and Agreement of Limited Partnership dated as of April 1, 1985. Reference is made to Exhibit 3e to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

   3f Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3f to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

   3g Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3g to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

   4         Form of Certificate representing Limited Partnership
             Interest. Reference is made to Exhibit 4 to Amendment No. 1 to Partnership's Form S-11 Registration
             Statement, filed with the Securities and Exchange
             Commission on May 17, 1984. (File No. 2-90016)

   10a Lease Agreement with Palo Alto Educational Systems, Inc. to lease certain premises as described within the Lease Agreement dated April 11, 1983 at Mountain View Plaza Shopping Center. Reference is made to
             Exhibit 10m to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

   10b Lease Agreement with General Cinema Corporation of North Carolina to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10o to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

   10c Lease Agreement with J&K Cafeterias to lease certain premises as described in the Lease Agreement dated April 12, 1994 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1995. (File No. 0-14105)

   10d Data Processing System Use Agreement between Murray Income Properties I, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1993. Reference is made to Exhibit 10o to the 1993 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 1993. (File No. 0-14105)

   10e Property Management Agreement and Exclusive Marketing Agreement with Zell Management and Development, Inc. for property management services described in the Property Management Agreement dated December 20, 1989 (as extended pursuant to the Extension of Property Management Agreement dated December 4, 1995 at Mountain View Plaza Shopping Center. Filed herewith.

   10f Management Agreement with CK Charlotte Retail Overhead Limited Partnership for management and operation services described in the Management Agreement dated December 1, 1995 at Tower Place Festival Shopping Center. Filed herewith.

   10g Management Agreement with The Powell Companies for management and operation services described in the Management Agreement dated February 1, 1992 at Castle Oaks Shopping Center. Reference is made to Exhibit 10j to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

   10h Lease Modification Agreement No. 1 dated February 14, 1992 with Childtime Childcare, Inc. at Mountain View
             Plaza Shopping Center. Reference is made to Exhibit
             10k to the