Form 10-Q
period 1996-03-31
MURRAY INCOME PROPERTIES I LTD
filed 1996-05-13
CIK 742299

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               ---------------

                                  FORM 10-Q

                               ---------------

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -------  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996. . . . . . . . .

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -------  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                             COMMISSION FILE NO.
                                   0-14105

                                -------------

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

                                (214) 991-9090
              Registrant's Telephone Number, including Area Code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      X              No
                            -------              -------

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS

- ------------------------------------------------------------------------------

                                                                                 March 31,               December 31,
                                                                                   1996                      1995
                                                                               ------------              ------------
                                                                                (unaudited)
ASSETS

Investment properties, at cost
    Land                                                                        $ 6,232,801               $ 6,232,801
    Buildings and improvements                                                   20,178,969                20,168,412
                                                                                 ----------                ----------
                                                                                 26,411,770                26,401,213
    Less accumulated depreciation                                                 8,290,002                 8,079,281
                                                                                 ----------                ----------
      Net investment properties                                                  18,121,768                18,321,932
    Cash and cash equivalents                                                     1,217,636                 1,325,197
    Accounts and notes receivable,
       net of allowance of $25,583 and
       $21,758, in 1996 and 1995, respectively                                      785,341                   689,231
    Other assets, at cost, net of accumulated
       amortization of $386,436 and $370,252
       in 1996 and 1995, respectively                                               263,971                   262,532
                                                                                 ----------                ----------
                                                                                $20,388,716               $20,598,892
                                                                                 ==========                ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                $    25,082               $    26,615
Accrued property taxes                                                              109,575                   192,903
Security deposits                                                                   201,245                   208,589
                                                                                  ---------                 ---------
           Total liabilities                                                        335,902                   428,107
                                                                                  ---------                 ---------

Minority interest in joint venture                                                1,524,853                 1,535,208
                                                                                  ---------                 ---------

Partners' equity:
    General Partners:
      Capital contributions                                                           1,000                     1,000
      Cumulative net earnings                                                       181,751                   176,703
      Cumulative cash distributions                                                (311,748)                (304,547)
                                                                                    -------                  --------
                                                                                   (128,997)                 (126,844)
                                                                                    -------                  --------

    Limited Partners (28,227 Interests):
      Capital contributions, net of offering costs                               24,570,092                24,570,092
      Cumulative net earnings                                                     9,362,590                 9,115,216
      Cumulative cash distributions                                             (15,275,724)              (14,922,887)
                                                                                 ----------               -----------
                                                                                 18,656,958                18,762,421
                                                                                 ----------                ----------
           Total partners' equity                                                18,527,961                18,635,577
                                                                                 ----------                ----------
                                                                                $20,388,716               $20,598,892
                                                                                 ==========                ==========

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                         -------------------------------------
                                                                             1996                     1995
                                                                         ------------             ------------
Income:
    Rental                                                                   $762,193                 $698,988
    Interest                                                                   17,939                   17,600
                                                                              -------                  -------
                                                                              780,132                  716,588
                                                                              -------                  -------

Expenses:
    Depreciation                                                              210,721                  210,276
    Property operating                                                        182,265                  183,691
    General and administrative                                                 95,804                   91,750
    Bad debts, net                                                              3,825                    3,383
                                                                              -------                  -------
                                                                              492,615                  489,100
                                                                              -------                  -------

           Earnings before minority interest                                  287,517                  227,488

    Minority interest in joint venture's
      earnings                                                                 35,095                   29,526
                                                                              -------                  -------
           Net earnings                                                      $252,422                 $197,962
                                                                              =======                  =======

Earnings per limited partnership interest                                       $8.76                    $6.87
                                                                                 ====                     ====


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
- --------------------------------------------------------------------------------

                                                            General          Limited
                                                           Partners          Partners               Total
                                                          ----------        ----------          -------------
Three months ended March 31, 1995:

    Balance at December 31, 1994                          $(114,097)         $19,387,015          $19,272,918
    Net earnings                                              3,959              194,003              197,962
    Cash distributions                                    (   7,201)            (352,837)            (360,038)
                                                           --------           ----------           ----------
    Balance at March 31, 1995                             $(117,339)         $19,228,181          $19,110,842
                                                           ========           ==========           ==========


Three months ended March 31, 1996:

    Balance at December 31, 1995                          $(126,844)         $18,762,421          $18,635,577
    Net earnings                                              5,048              247,374              252,422
    Cash distributions                                    (   7,201)            (352,837)            (360,038)
                                                           --------           ----------           ----------
    Balance at March 31, 1996                             $(128,997)         $18,656,958          $18,527,961
                                                           ========           ==========           ==========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                        -------------------------------------
                                                                             1996                     1995
                                                                         -----------              -----------
Cash flows from operating activities:
    Net earnings                                                          $  252,422                $ 197,962
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Bad debts, net                                                        3,825                    3,383
         Depreciation                                                        210,721                  210,276
         Amortization of other assets                                         16,184                   15,420
         Minority interest in joint venture's earnings                        35,095                   29,526
         Change in assets and liabilities:
           Accounts and notes receivable                                    ( 99,935)                ( 40,665)
           Other assets                                                     ( 17,623)                   3,678
           Accounts payable                                                  ( 1,533)                   1,751
           Accrued property taxes and security deposits                     ( 90,672)                 (66,632)
                                                                            --------                 --------
             Net cash provided by operating activities                       308,484                  354,699
                                                                            --------                 --------

Cash flows from investing activities:
    Additions to investment properties                                      ( 10,557)                 ( 5,263)
                                                                           ---------                 --------

Cash flows from financing activities:
    Distributions to minority interest in
      joint venture                                                         ( 45,450)                ( 42,000)
    Cash distributions                                                      (360,038)                (360,038)
                                                                            --------                 --------
             Net cash used in financing activities                          (405,488)                (402,038)
                                                                            --------                 --------

Net decrease in cash and cash equivalents                                   (107,561)                ( 52,602)

Cash and cash equivalents at beginning of period                           1,325,197                1,255,015
                                                                           ---------                ---------

Cash and cash equivalents at end of period                                $1,217,636               $1,202,413
                                                                           =========                =========



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

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

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At March 31, 1996 and December 31, 1995, $489,585 and $488,013, respectively, of accounts receivable related to such accruals.

    Other assets consist primarily of deferred leasing costs which are amortized using the straight line method over the lives of the related leases.

    Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

    Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," (SFAS 121) which establishes the method of accounting for rental property when circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership periodically reevaluates the propriety of the carrying amounts of investment properties to determine whether current events and circumstances warrant an adjustment to such carrying amounts. Such evaluations are performed utilizing annual appraisals performed by independent appraisers as well as internally developed estimates of expected undiscounted future cash flows. In the event the carrying value of an individual property exceeds expected future undiscounted cash flows, the property is written down to the most recently appraised value. Since inception of the Partnership, none of the Partnership's properties have required write downs.

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

    The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 1996 and December 31, 1995. For cash and cash equivalents, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

________________________________________________________________________________


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

      Cash Distributions from Sales or Refinancings (other than the 1% of Cash Distributions from Sales or Refinancings payable to the Non- corporate General Partner) payable to the General Partners shall be allocated 62 1/2% to the Non-corporate General Partner and 37 1/2% to the Corporate General Partner.

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

    The financial information included in this interim report as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited consolidated financial statements. The notes to the consolidated financial statements in the Partnership's 1995 annual report are an integral part of the consolidated financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1996, the Partnership had cash and cash equivalents of $1,217,636. Such amounts represent cash generated from operations and working capital reserves.

      Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At March 31, 1996 and December 31, 1995, there were $489,585 and $488,013, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $99,935 from December 31, 1995 to March 31, 1996 is primarily due to an increase in tenant receivables at each of the Partnership's properties and in receivables for rent collected (but not yet remitted by the property management companies) at Tower Place Festival Shopping Center and Castle Oaks Shopping Center. As of March 31, 1996 and December 31, 1995, the Partnership had allowances of $25,583 and $21,758, respectively, for uncollectible accounts receivable.

    The decrease of $83,328 in accrued property taxes from December 31, 1995 to March 31, 1996 is primarily due to the payment of 1995 property taxes for the Partnership's properties.

    During the three months ended March 31, 1996, the Partnership made Cash Distributions from Operations totaling $360,038 related to the three month period ended December 31, 1995. Subsequent to March 31, 1996, the Partnership made a Cash Distribution from Operations of $360,038 (which was reduced by $19,547 related to 1995 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three months ended March 31, 1996. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short- term money market instruments.

    Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies, and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

    Rental income increased $63,205 for the three months ended March 31, 1996 as compared to the same period in 1995. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties.

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                           ----------------------------------
                                                                              1996                    1995
                                                                           ---------               ----------
Mountain View Plaza Shopping Center

    Rental income                                                          $ 235,867                $ 209,412
    Bad debt expense                                                       $     -0-                $     926
    Average occupancy                                                            95%                      98%

Castle Oaks Village Shopping Center

    Rental income                                                           $ 78,543                 $ 75,996
    Bad debt expense                                                        $  3,919                 $  3,080
    Average occupancy                                                            72%                      77%

Tower Place Festival Center

    Rental income                                                          $ 447,783                $ 413,580
    Bad debt expense (recovery)                                             $(    94)                $(   623)
    Average occupancy                                                             95%                     95%

    Rental income at Mountain View Plaza in Scottsdale, Arizona increased $26,455 for the three months ended March 31, 1996 as compared to the same period in 1995 with lower rent due to lower occupancy being offset by increased tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

    Occupancy at Mountain View averaged 95% during the quarter ended March 31, 1996, unchanged from the previous quarter. One new tenant who signed a lease for 1,059 square feet took occupancy in December, 1995. A tenant who occupies 6,000 square feet renewed its lease for one year. One tenant who occupied 1,154 square feet vacated its space upon expiration of its lease.

    Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas increased $2,547 for the three months ended March 31, 1996 as compared to the same period in 1995 primarily due to an increase in rental rates and higher tenant reimbursements for insurance costs.

    Occupancy at Castle Oaks averaged 72% during the quarter ended March 31, 1996, a two percent decrease from the previous quarter. One tenant who occupied 2,142 square feet moved to another space in the shopping center containing 2,060 square feet. Starbucks Coffee signed a lease for the space containing 2,142 square feet and will take occupancy during the second quarter. One tenant who occupied 1,506 square feet vacated its space upon expiration of its lease. Subsequent to the end of the quarter, a new lease for 1,960 square feet was signed and this tenant will take occupancy in the second quarter.

    Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina increased $34,203 for the three months ended March 31, 1996 as compared to the same period in 1995 primarily due to an increase in rental rates, an increase in percentage rent received, and an increase in tenant reimbursements for common area maintenance costs.

    Occupancy at Tower Place averaged 95% during the quarter ended March 31, 1996, unchanged from the previous quarter. In March, the General Partners agreed to terminate the lease of a restaurant who occupied 2,959 square feet and subsequently signed a lease for this space with Manhattan Bagel, a national bagel and delicatessen chain. They are scheduled to open for business in June. During the fourth quarter of 1995, a new lease for 2,600 square feet was signed and this tenant took occupancy in January. Another new lease for 2,670 square feet was signed and this tenant took occupancy in December, 1995. Two tenants occupying 5,400 square feet renewed thier leases for three years and another tenant occupying 2,100 square feet renewed its lease for one year. In December a tenant who occupied 2,700 square feet vacated its space prior to the expiration of its lease. Management is attempting to collect what is owed under this lease.

    Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

    Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. The decrease in property operating expenses of $1,426 for the quarter ended March 31, 1996 as compared to the previous quarter is primarily due to lower repair and maintenance costs at Tower Place and Castle Oaks and lower advertising costs at Tower Place. Mountain View's total operating expenses increased, primarily because of an increase in real estate taxes. Castle Oaks' total operating expenses decreased, with decreases in repair and maintenance costs and leasing and promotion costs being offset by higher legal fees and insurance costs. Tower Places's total operating expenses decreased with decreases in repair and maintenance costs, utility costs and leasing and promotion expenses.

    General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses increased $4,054 for the quarter ended March 31, 1996 as compared to the same period in 1995 primarily because of higher appraisal costs and higher salaries and benefits.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:


         3a      Agreement of Limited Partnership of Murray
                 Income Properties Ltd.-84. Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11 Registration Statement. (File No. 2-90016)

         3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of May 23, 1984. Reference is made to Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0- 14105)

         3c Amended and Restated Certificate and Agreement of Limited Partnership dated as of June 25, 1984. Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0- 14105)

         3d Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 27, 1984. Reference is made to Exhibit 3d to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

         3e Amended and Restated Certificate and Agreement of Limited Partnership dated as of April 1, 1985. Reference is made to Exhibit 3e to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0- 14105)

         3f Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3f to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

         3g Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3g to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

         27      Financial Data Schedule.  Filed herewith.

         99a     Glossary, as contained in the Prospectus dated
                 May 31, 1984 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement. (File No. 2-90016) Filed herewith.

         99b     Article XIII of the Agreement of Limited
                 Partnership as contained in the Prospectus dated May 31, 1984 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement. (File No. 2-90016) Filed herewith.

         99c Amendment number nine to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989. Filed herewith.

         99d Management Compensation as contained in the Prospectus (Pages 10 through 17) dated May 31, 1984 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement. (File No. 2-90016) Filed herewith.

    (b)  Reports on Form 8-K filed during the quarter ended March 31, 1996:

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

                                       MURRAY INCOME PROPERTIES I, LTD.

                                       By:  Murray Realty Investors VIII, Inc.
                                            A General Partner



Date:  May 13, 1996                    By:    /s/ Mitchell Armstrong
                                              --------------------------
                                              Mitchell Armstrong
                                              President
                                              Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit No.               Description
- -----------               -----------

   3a Agreement of Limited Partnership of Murray Income Properties Ltd.-84. reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11 Registration Statement. (File No. 2-90016)

   3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of May 23, 1984. Reference is made to Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

   3c Amended and Restated Certificate and Agreement of Limited Partnership dated as of June 35, 1984. Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

   3d Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 27, 1984. Reference is made to Exhibit 3d to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

   3e Amended and Restated Certificate and Agreement of Limited Partnership dated as of April 1, 1985. Reference is made to Exhibit 3e to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

   3f Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3f to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

   3g Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3g to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

   27           Financial Data Schedule.  Filed herewith.

   99a Glossary, as contained in the Prospectus dated May 31, 1984 filed as part of Amendment No. 2 to the Registrant's
                Form S-11 Registration Statement. (File No. 2-90016) Filed herewith.

   99b Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated May 31, 1984 filed as part of the Amendment No. 2 to Registration Statement. (Filed No. 2-90016) Filed herewith.

   99c Amendment number nine to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989. Filed herewith.

    99d Management Compensation as contained in the Prospectus (Pages 10 through 17) dated May 31, 1984 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement. (File No. 2-90016) Filed herewith.