Form 10-Q
period 1996-06-30
MURRAY INCOME PROPERTIES I LTD
filed 1996-08-09
CIK 742299

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               ---------------

                                  FORM 10-Q

                               ---------------

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996. . . . . . . . . . . . .

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      Yes  X               No
                          ---                 ---

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                  June 30,                December 31,
                                                                    1996                    1995
                                                               --------------          ---------------
                                                                 (unaudited)
ASSETS

Investment properties, at cost:
    Land                                                        $ 6,232,801               $ 6,232,801
    Buildings and improvements                                   20,225,727                20,168,412
                                                                -----------               -----------
                                                                 26,458,528                26,401,213
    Less accumulated depreciation                                 8,500,089                 8,079,281
                                                                -----------               -----------
      Net investment properties                                  17,958,439                18,321,932
    Cash and cash equivalents                                     1,334,120                 1,325,197
    Accounts and notes receivable,
      net of allowance of $25,598 and
      $21,758, in 1996 and 1995, respectively                       685,133                   689,231
    Other assets, at cost, net of accumulated
      amortization of $403,339 and $370,252
      in 1996 and 1995, respectively                                286,507                   262,532
                                                                -----------               -----------
                                                                $20,264,199               $20,598,892
                                                                ===========               ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                $    64,113               $    26,615
Accrued property taxes                                              126,225                   192,903
Security deposits                                                   190,711                   208,589
                                                                -----------               -----------
           Total liabilities                                        381,049                   428,107
                                                                -----------               -----------

Minority interest in joint venture                                1,505,040                 1,535,208
                                                                -----------               -----------

Partners' equity:
    General Partners:
      Capital contributions                                           1,000                     1,000
      Cumulative net earnings                                       185,955                   176,703
      Cumulative cash distributions                              (  318,949)               (  304,547)
                                                                -----------               -----------
                                                                 (  131,994)               (  126,844)
                                                                -----------               -----------

    Limited Partners (28,227 Interests):
      Capital contributions, net of offering costs               24,570,092                24,570,092
      Cumulative net earnings                                     9,568,575                 9,115,216
      Cumulative cash distributions                             (15,628,563)              (14,922,887)
                                                                -----------               -----------
                                                                 18,510,104                18,762,421
                                                                -----------               -----------
           Total partners' equity                                18,378,110                18,635,577
                                                                -----------               -----------
                                                                $20,264,199               $20,598,892
                                                                ===========               ===========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                            June 30,
                                                ---------------------------        ---------------------------
                                                   1996             1995              1996             1995
                                                ----------       ----------        ----------       ----------
Income:
    Rental                                        $727,059         $692,708        $1,489,252       $1,391,696
    Interest                                        17,941           18,784            35,880           36,384
                                                  --------         --------        ----------       ----------
                                                   745,000          711,492         1,525,132        1,428,080
                                                  --------         --------        ----------       ----------

Expenses:
    Depreciation                                   210,087          214,159           420,808          424,435
    Property operating                             209,964          196,296           392,229          379,987
    General and administrative                      81,969           65,659           177,773          157,409
    Bad debts, net                                   1,304            1,673             5,129            5,056
                                                  --------         --------        ----------       ----------
                                                   503,324          477,787           995,939          966,887
                                                  --------         --------        ----------       ----------

         Earnings before minority interest         241,676          233,705           529,193          461,193

         Minority interest in joint venture's
         earnings                                   31,487           28,232            66,582           57,758
                                                  --------         --------        ----------       ----------

         Net earnings                             $210,189         $205,473        $  462,611       $  403,435
                                                  ========         ========        ==========       ==========

Earnings per limited partnership interest            $7.30            $7.13            $16.06           $14.00
                                                     =====            =====            ======           ======



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                            General           Limited
                                                           Partners          Partners               Total
                                                          ----------        ----------          -------------
Six months ended June 30, 1995:

    Balance at December 31, 1994                          $(114,097)         $19,387,015          $19,272,918
    Net earnings                                              8,069              395,366              403,435
    Cash distributions                                     ( 14,402)            (705,674)            (720,076)
                                                          ---------          -----------          -----------
    Balance at June 30, 1995                              $(120,430)         $19,076,707          $18,956,277
                                                          =========          ===========          ===========


Six months ended June 30, 1996:

    Balance at December 31, 1995                          $(126,844)         $18,762,421          $18,635,577
    Net earnings                                              9,252              453,359              462,611
    Cash distributions                                     ( 14,402)            (705,676)            (720,078)
                                                          ---------          -----------          -----------
    Balance at June 30, 1996                              $(131,944)         $18,510,104          $18,378,110
                                                          =========          ===========          ===========

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                         -------------------------------------
                                                                             1996                     1995
                                                                         ------------             ------------
Cash flows from operating activities:
      Net earnings                                                        $  462,611               $  403,435
      Adjustments to reconcile net earnings to net
         cash provided by operating activities:
           Bad debts, net                                                      5,129                    5,056
           Depreciation                                                      420,808                  424,435
           Amortization of other assets                                       33,087                   32,431
           Minority interest in joint venture's earnings                      66,582                   57,758
           Change in assets and liabilities:
            Accounts and notes receivable                                   (  1,031)                ( 44,899)
            Other assets                                                    ( 57,062)                ( 40,779)
            Accounts payable                                                  37,498                      657
            Accrued property taxes and security deposits                    ( 84,556)                ( 33,624)
                                                                          ----------               ----------
              Net cash provided by operating activities                      883,066                  804,470
                                                                          ----------               ----------

Cash flows from investing activities -
      Additions to investment properties                                    ( 57,315)                ( 28,426)
                                                                          ----------               ----------

Cash flows from financing activities:
      Distributions to minority interest in joint venture                   ( 96,750)                ( 87,000)
      Cash distributions                                                    (720,078)                (720,076)
                                                                          ----------               ----------
              Net cash used in financing activities                         (816,828)                (807,076)
                                                                          ----------               ----------

Net increase (decrease) in cash and cash equivalents                           8,923                 ( 31,032)

Cash and cash equivalents at beginning of period                           1,325,197                1,255,015
                                                                          ----------               ----------

Cash and cash equivalents at end of period                                $1,334,120               $1,223,983
                                                                          ==========               ==========



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At June 30, 1996 and December 31, 1995, $496,603 and $488,013, respectively, of accounts receivable related to such accruals.

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

- --------------------------------------------------------------------------------

    The following information relates to estimated fair values of the Partnership's financial instruments as of June 30, 1996 and December 31, 1995. For cash and cash equivalents, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

    The financial information included in this interim report as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited consolidated financial statements. The notes to the consolidated financial statements in the Partnership's 1995 annual report are an integral part of the consolidated financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1996, the Partnership had cash and cash equivalents of $1,334,120. Such amounts represent cash generated from operations and working capital reserves.

    Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At June 30, 1996 and December 31, 1995, $496,603 and $488,013, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $1,031 (exclusive of bad debts and recoveries) from December 31, 1995 to June 30, 1996 is primarily due to an increase in tenant receivables at Mountain View Plaza Shopping Center and Tower Place Festival Shopping Center, and receivables related to the accruals described above at Tower Place Festival Shopping Center, Mountain View Plaza Shopping Center and Castle Oaks Shopping Center.
As of June 30, 1996 and December 31, 1995, the Partnership had allowances of $25,598 and $21,758, respectively, for uncollectible accounts receivable.

    The decrease of $66,678 in accrued property taxes from December 31, 1995 to June 30, 1996 is primarily due to the payment of 1995 property taxes for the Partnership's properties.

    During the three months ended June 30, 1996, the Partnership made Cash Distributions from Operations totaling $360,040, (which was reduced by $19,547 related to 1995 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) related to the three month period ended March 31, 1996. Subsequent to June 30, 1996, the Partnership made Cash Distributions from Operations of $360,038 relating to the three months ended June 30, 1996. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

    Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies, and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

    Rental income increased $97,556 for the six months ended June 30, 1996 as compared to the same period in 1995. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties.

                                                       Three Months Ended               Six Months Ended
                                                            June 30,                         June 30,
                                                    -------------------------       -------------------------
                                                      1996             1995           1996             1995
                                                    --------         --------       --------         --------
Mountain View Plaza Shopping Center

    Rental income                                   $226,575         $228,580       $462,442         $437,992
    Bad debt expense                                $  -0-           $  -0-         $  -0-           $    926
    Average occupancy                                    94%              98%            95%              98%

Castle Oaks Village Shopping Center

    Rental income                                   $ 76,300         $ 64,634       $154,843         $140,630
    Bad debt expense                                $  1,901         $  3,187       $  5,820         $  6,267
    Average occupancy                                    70%              64%            71%              71%

Tower Place Festival Shopping Center

    Rental income                                   $424,184         $399,494       $871,967         $813,074
    Bad debt expense (recovery)                     $ (  597)        $ (1,514)      $ (  691)        $ (2,137)
    Average occupancy                                    98%              96%            96%              96%


    Rental income at Mountain View Plaza in Scottsdale, Arizona increased $24,450 for the six months ended June 30, 1996 as compared to the same period in 1995 with lower rent due to lower occupancy being offset by increased tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

    Occupancy at Mountain View averaged 94% during the quarter ended June 30, 1996, a one percent decrease from the previous quarter. One tenant who occupies 928 square feet renewed its lease for three years. In May, preventative roof maintenance was completed on two of the shopping center's buildings.

    Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas increased $14,213 for the six months ended June 30, 1996 as compared to the same period in 1995 primarily due to an increase in rental rates and higher tenant reimbursements for common area maintenance costs and insurance costs.

    Occupancy at Castle Oaks averaged 70% during the quarter ended June 30, 1996, a two percent decrease from the previous quarter. In May one tenant who occupied 1,230 square feet vacated its space upon expiration of its lease and a tenant who occupied 860 square feet vacated its space prior to the expiration of its lease. Two tenants who occupy 2,732 square feet renewed their leases for three years. One new tenant who signed a lease for 1,800 square feet in the first quarter took occupancy of its space. Two new leases totalling 1,755 square feet were signed and these tenants will take occupancy during the third quarter. Effective July 1, the General Partners hired a new firm to assume the property management and leasing of Castle Oaks Village. This company has extensive experience in the management and leasing of retail property in San Antonio. As of June 30, Castle Oaks Village was 75% occupied and 80% leased.

    Rental income at Tower Place in Pineville (Charlotte), North Carolina increased $58,893 for the six months ended June 30, 1996 as compared to the same period in 1995 primarily due to an increase in rental rates along with an increase in percentage rent received from J&K Cafeterias and an increase in tenant reimbursements for common area maintenance costs, offset by lower tenant reimbursements for real estate taxes and insurance costs.

    Occupancy at Tower Place averaged 98% during the quarter ended June 30, 1996, a three percent increase over the previous quarter. In April two tenants who signed leases for 3,720 square feet took occupancy of their spaces. Also, minor parking lot repairs were completed at the property in May.

    Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

    Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. The increase in property operating expenses of $12,242 for the six months ended June 30, 1996 as compared to the same period in 1995 is primarily due to higher landscaping costs at each of the properties, higher legal fees at Castle Oaks and higher real estate taxes at Mountain View Plaza. Mountain View Plaza's total operating expenses increased because of increases in landscaping costs and real estate taxes. Castle Oaks' total operating expenses increased primarily because of increases in insurance costs and legal costs. Tower Place's total operating expenses were flat with increases in landscaping costs offset by decreases in utilities and repair and maintenance costs.

    General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses increased $20,364 for the six months ended June 30, 1996 as compared to the same period in 1995. The Partnership became subject to electronic filing requirements with the Securities and Exchange Commission during the year ended December 31, 1995. Costs associated with filing the 1995 Form 10-K caused the Partnership's compliance costs to increase. Also, legal costs increased because of due diligence performed and negotiations with a limited partner who wanted to acquire the Partnership's investor list in order to solicit the partners to purchase their interests.

    PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         3a Agreement of Limited Partnership of Murray Income Properties Ltd. 84. Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11 Registration Statement. (File No. 2-90016)

         3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of May 23, 1984. Reference is made to
                 Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

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

         3f Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3f to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

         3g Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3g to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

         10a Management Agreement with Cavender & Hill Properties, Inc. for management and operation services described in the Management Agreement dated June 30, 1996 at Castle Oaks Shopping Center. Filed herewith.

         27      Financial Data Schedule.  Filed herewith.

         99a Glossary, as contained in the Prospectus dated May 31, 1984 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement. (File No. 2-90016) Filed herewith.

         99b Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated May 31, 1984 filed as part of the Amendment No. 2 to Registrant's Form S-11 Registration Statement. (File No. 2- 90016) Filed herewith.

         99c Amendment number nine to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989. Filed herewith.

         99d Management Compensation as contained in the Prospectus (Pages 10 through 17) dated May 31, 1984 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement. (File No. 2-90016) Filed herewith.

    (b)  Reports on Form 8-K filed during the quarter ended June 30, 1996:

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

                                        MURRAY INCOME PROPERTIES I, LTD.

                                        By: Murray Realty Investors VIII, Inc.
                                            A General Partner



Date: August 9, 1996                        By:      /s/ Mitchell Armstrong
                                               -------------------------------
                                                 Mitchell Armstrong
                                                 President
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS



Document                                                                          Sequentially
Number                  Description                                               Numbered Page
- ------                  -----------                                               -------------
    3a           Agreement of Limited Partnership of Murray Income Properties
                 Ltd. 84.  Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to
                 Partnership's Form S-11 Registration Statement.  (File No.
                 2-90016)

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

    10a Management Agreement with Cavender & Hill Properties, Inc. for management and operation services described in the Management
                 Agreement dated June 30, 1996 at Castle Oaks Shopping Center.
                 Filed herewith.

    27           Financial Data Schedule.  Filed herewith.

    99a          Glossary, as contained in the Prospectus dated May 31, 1984 filed as part of Amendment No. 2 to Registrant's Form S-11
                 Registration Statement.  (File No. 2-90016)  Filed herewith.

    99b Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated May 31, 1984 filed as part of the Amendment No. 2 to Registrant's Form S-11 Registration
                 Statement.  (File No. 2- 90016)  Filed herewith.

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