Form 10-K
period 1996-12-31
MURRAY INCOME PROPERTIES I LTD
filed 1997-03-20
CIK 742299

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               ---------------

                                  FORM 10-K



(Mark One)

  X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934

            For the Fiscal Year Ended DECEMBER 31, 1996

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to _____________

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

                                 (972) 991-9090
              (Registrant's Telephone Number, Including Area Code)

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

                                                                      Page
                                                                      ----
                                  PART I
Item 1.         Business                                              1

Item 2.         Properties                                            2

Item 3.         Legal Proceedings                                     3

Item 4.         Submission of Matters to a Vote of Security Holders   3

                                 PART II

Item 5.         Market for the Partnership's Limited Partnership
                Interests and Related Security Holder Matters         4

Item 6.         Selected Financial Data                               4

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   5

Item 8.         Financial Statements and Supplementary Data           9

Item 9.         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure               20

                                 PART III

Item 10.        Directors and Executive Officers of the Partnership  21

Item 11.        Executive Compensation                               22

Item 12.        Security Ownership of Certain Beneficial Owners
                and Management                                       23

Item 13.        Certain Relationships and Related Transactions       23

                                 PART IV

Item 14.        Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                  24

Signatures                                                           31

Index to Exhibits                                                    32


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

      The Partnership acquired its first shopping center, Mountain View Plaza ("Mountain View"), in 1985, and its second shopping center, Castle Oaks Village ("Castle Oaks"), in 1986. The Partnership also in 1986 acquired an 85% interest in Tower Place Joint Venture, which owns Tower Place Festival Shopping Center ("Tower Place"). The remaining 15% interest in the joint venture is owned by Murray Income Properties II, Ltd., a publicly- registered real estate limited partnership, the general partners of which are affiliates of the General Partners. All acquisitions were paid for in cash. For a more detailed description of the joint venture interest and the properties acquired by the Partnership, see "Item 2. Properties".

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

      Mountain View Plaza Shopping Center. At December 31, 1996, Mountain View was 100% leased. One tenant, Reay's Ranch Markets ("Reay's"), leases approximately 33.3% of the total rentable space of the property. The Reay's lease expires on August 31, 2005 and the tenant has an option to renew for two successive five year periods. Childtime Childcare leases 10.3% of the total rentable space. The Childtime Childcare lease expires January 31, 1997; however, in October 1996, Childtime exercised a three year option which extends the term of the lease until January 31, 2000. This tenant has no further options to renew its lease. At December 31, 1995, Mountain View was 96% leased.

      Mountain View is subject to competition from similar types of properties in the vicinity in which it is located. The following information on competitive properties in the vicinity of Mountain View has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

Caption>
                            Rentable       Percent Leased at
            Property       Square Feet     December 31, 1996
            --------       -----------     -----------------
               1              89,200             85%
               2              63,600            100%
               3              94,100             90%


      Castle Oaks Village Shopping Center. At December 31, 1996, Castle Oaks was 91% leased. One tenant, Razmiko's Ltd., leases 13.5% of the total rentable space of the property. This lease expires on September 30, 2000. At December 31, 1995, Castle Oaks was 74% leased.

      Castle Oaks is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                              Rentable       Percent Leased at
             Property        Square Feet     December 31, 1996
             --------        -----------     -----------------
                1              100,000            100%
                2               48,500             97%
                3               42,900            100%


      Tower Place Festival Shopping Center. At December 31, 1996, Tower Place was 100% leased. One tenant, General Cinema, leases 27.8% of the total rentable space of the property and another, J&K Cafeterias, leases 10.6% of the total rentable space. The General Cinema lease expires on September 30, 2006, with the tenant having the option to extend the term of the lease for two successive terms of five years each. The J&K Cafeteria lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 1995, Tower Place was 99% leased.

      Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                       Rentable         Percent Leased at
                  Property            Square Feet       December 31, 1996
                  --------            -----------       -----------------
                     1                 248,700              95%
                     2                  40,800              84%
                     3                  65,800              93%


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


ITEM 2.   PROPERTIES.

      The Partnership owns the properties described below:

      Location                          Description of Property
      --------                          -----------------------

      Scottsdale, Arizona               Mountain View Plaza Shopping Center
                                        A 58,154 square foot shopping
                                        center situated on 7.6 acres. At
                                        December 31, 1996, Mountain View
                                        was 100% leased at an average
                                        annual lease rate of $12.08. Lease
                                        rates range from $6.23 to $20.88
                                        per square foot.

      San Antonio, Texas                Castle Oaks Village Shopping Center
                                        A 33,435 square foot shopping
                                        center situated on 3.013 acres. At
                                        December 31, 1996, Castle Oaks was
                                        91% leased at an average annual
                                        lease rate of $10.46. Lease rates
                                        range from $9.00 to $12.00 per
                                        square foot.

      The Partnership also owns an 85% interest in Tower Place Joint Venture which owns the property described below:

      Pineville (Charlotte),            Tower Place Festival Shopping Center
        North Carolina                  A 114,586 square foot shopping center
                                        situated on 10.777 acres. At December
                                        31, 1996, Tower Place was 100% leased at an average annual lease rate of $13.13.
                                        Lease rental rates range from $8.00 to
                                        $16.00 per square foot.



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

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

      A public market for Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Further, the transfer of Interests is subject to certain limitations. For a description of such limitations, see Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated May 31, 1984 filed as a part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016) attached hereto as Exhibit 99b.

      At December 31, 1996, there were 2,457 record holders, owning an aggregate of 28,227 Interests.

      The Partnership made its initial Cash Distribution from Operations following the quarter ended March 31, 1985, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Interest during the period from January 1, 1992 to December 31, 1996. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis.

      The Partnership Agreement provides that under certain circumstances, the General Partners may, in their sole discretion and upon the request of a Limited Partner, repurchase the Interests held by such Limited Partner. Murray Realty Investors VIII, Inc. is obligated to set aside 25% of its share of Cash Distributions from Operations and Crozier Partners VIII, Ltd. is obligated to set aside 25% of its 5% share of Cash Distributions from Operations that is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from Cash Distributions from Operations for this purpose. Any such repurchase shall be subject to the availability of funds set aside and the other terms and conditions set forth in the Partnership Agreement. For information on such terms and conditions, see Section 10.15 of the Agreement of Limited Partnership as contained in amendment number nine to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989 attached hereto as Exhibit 99c. As of December 31, 1996, no funds were available for this purpose.

ITEM 6.   SELECTED FINANCIAL DATA.

                                                     Year Ended December 31,
                           -------------------------------------------------------------------
                               1996          1995          1994          1993          1992
                           -----------   -----------   -----------   -----------   -----------

Income                     $ 3,052,985   $ 2,846,710   $ 2,804,229   $ 2,685,556   $ 3,029,614
Earnings Before
  Minority Interest          1,037,019       918,032       926,811       826,360     1,125,058
Minority Interest
  in Joint Venture's
  Earnings                     132,060       115,220       109,520       118,743        95,661
Net Earnings                   904,959       802,812       817,291       707,617     1,029,397
Earnings per Limited
  Partnership Interest *         31.42         27.87         28.38         24.57         35.74
Distributions per
  Limited Partnership
  Interest *                     50.00         50.00         50.00         42.50         42.50
Total Assets at
  Year End                 $19,993,931   $20,598,892   $21,234,326   $21,923,351   $22,486,566

* Based on limited partnership interests outstanding at year-end and net earnings or distributions allocated to the Limited Partners.

The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 8 of this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

      As of December 31, 1996, the Partnership had cash and cash equivalents of $1,417,536. Such amounts represent cash generated from operations and working capital reserves.

      An increase in investment properties, buildings and improvements of $100,147 from December 31, 1995 to December 31, 1996 is primarily due to the splitting of one large suite into two smaller suites at Mountain View Plaza Shopping Center and tenant improvements at all of the Partnership's properties.

      Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At December 31, 1996 and December 31, 1995, there were $506,148 and $488,013, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. An increase from December 31, 1995 to December 31, 1996 in accounts receivable (before bad debts) of $43,476 is primarily due to an increase in receivables for rent collected (but not yet remitted to the Partnership by the property management companies) at Tower Place and Castle Oaks, and receivables related to the accruals described above at Mountain View and Castle Oaks. As of December 31, 1996 and December 31, 1995, the Partnership had allowances of $7,283 and $21,758, respectively, for uncollectible accounts receivable.

      During the year ended December 31, 1996, the Partnership made Cash Distributions from Operations totaling $1,440,154. Subsequent to December 31, 1996 the Partnership made a Cash Distribution from Operations of $378,040 relating to the three months ended December 31, 1996. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

      Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies, and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

      Market conditions remained stable, or improved slightly, in all three markets in which the Partnership owns shopping centers. Average occupancy increased at both Tower Place and Castle Oaks and declined slightly at Mountain View. However, at year-end Mountain View Plaza was 100% occupied. Also, the average annual lease rate at December 31, 1996 increased at all three properties compared to year-end 1995. Although the Charlotte market has remained strong during 1996, there has been continued development of both neighborhood and larger power shopping centers, some of which have been built within close proximity to Tower Place. Thus far, the new development has not adversely impacted occupancy or rental rates at Tower Place. The Phoenix market has remained stable despite continued development of neighborhood shopping centers. According to published reports, approximately 3 million square feet of retail space was added to the Phoenix market in 1996; however, the overall vacancy rate remained the same. This is due to continued strong absorption of retail space in the Phoenix area. The San Antonio market saw some improvement in 1996, as it is finally starting to recover from the overbuilding of the 1980's. The retail development that has occurred has largely been power centers or grocery-anchored neighborhood centers in areas where new single-family housing has been built. Most of this development is not in close proximity to Castle Oaks Village.

Results of Operations

      Rental income increased $205,514 (7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Rental income increased $36,228 (1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1996, December 31, 1995 and December 31, 1994, respectively, for each of the Partnership's properties:

                                                 For the years ended
                                                     December 31,
                                        ------------------------------------------
                                           1996            1995            1994
                                        ----------     -----------     -----------
Mountain View Plaza Shopping Center
         Rental income                 $   907,881     $   870,777     $   833,550
         Bad debt expense (recovery)           (45)            542             764
         Average occupancy                      95%             97%             95%

Castle Oaks Shopping Center
         Rental income                 $   333,257     $   283,022     $   355,181
         Bad debt expense (recovery)         9,788          10,533          (1,046)
         Average occupancy                      75%             69%             87%

Tower Place Festival Shopping Center
         Rental income                 $ 1,736,077     $ 1,617,902     $ 1,546,742
         Bad debt expense (recovery)        (4,305)         (5,521)          8,029
         Average occupancy                      97%             96%             92%


     Rental income at Mountain View increased $37,104 (4%) for the year ended December 31, 1996, as compared to the year ended December 31, 1995 primarily due to higher rent due to higher rental rates and increased tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs. Rental income at Mountain View increased $37,227 (4%) for the year ended December 31, 1995, as compared to the year ended December 31, 1994 due to higher occupancy and increased reimbursements for common area maintenance costs and real estate taxes.

     Mountain View averaged 95% occupancy during the year ended December 31, 1996, a two percent decrease from 1995. During the year, one tenant who occupies 6,000 square feet renewed its lease for one year. This tenant subsequently renewed its lease for an additional three year term. Three tenants who occupy 2,888 square feet renewed their leases for three years. One tenant who occupies 786 square feet renewed its lease for five years and another tenant who occupies 1,127 square feet renewed its lease for two years. Two tenants who occupied 2,354 square feet vacated their spaces upon expiration of their leases. Both of these spaces were subsequently leased to new tenants. Two new leases totalling 2,360 square feet were signed. One of these tenants took occupancy in December, 1996 and the other in January, 1997. As of December 31, 1996, Mountain View was 100% leased.

     Rental income at Castle Oaks increased $50,235 (18%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to an increase in occupancy and rental rates and higher tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs. Rental income at Castle Oaks decreased $72,159 (20%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to a decrease in occupancy and lower tenant reimbursements for common area maintenance costs, real estate taxes and insurance.

     Castle Oaks averaged 75% occupancy for the year ended December 31, 1996, a six percent increase over the previous year. One tenant who occupied 2,142 square feet moved to another space in the center which contains 2,060 square feet. A new lease was signed for the 2,142 square foot space, with the tenant taking occupancy in May. Two tenants who occupy 2,732 square feet renewed their leases for three years. Two tenants who occupied 2,736 square feet vacated their space upon expiration of their leases and one tenant who occupied 860 square feet vacated its space prior to expiration of its lease. Five new leases totalling 5,717 square feet were signed and these tenants took occupancy in 1996. One new lease for 1,506 square feet was signed and this tenant took occupancy January 1, 1997. As of December 31, 1996, Castle Oaks was 91% leased.

     Rental income at Tower Place increased $118,175 (7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to an increase in rental rates along with an increase in percentage rent received from J&K Cafeterias and an increase in tenant reimbursements for common area maintenance costs, offset by lower tenant reimbursements for real estate taxes and insurance costs. Rental income at Tower Place increased $71,160 (5%) the year ended December 31, 1995 as compared to the year ended December 31, 1994 with increases in rental income and increases in reimbursements for real estate taxes and insurance costs.

     Tower Place averaged 97% occupancy in 1996, a one percent increase over the previous year. One tenant who occupied 1,260 square feet vacated its space prior to the expiration of its lease. During the year seven new leases totalling 14,209 square feet were signed and these tenants took occupancy during 1996. Three tenants totalling 8,687 square feet renewed their leases for three years and one tenant who occupies 2,100 square feet renewed its lease for one year. As of December 31, 1996, Tower Place was 100% occupied.

     Interest income of the Partnership was relatively unchanged for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The increase in interest income of the Partnership of $25,083 (50%) during the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due to a higher average yield on invested funds during 1995 as compared to 1994.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses increased $44,106 (6%) for the year ended December 31, 1996 as compared to the previous year primarily due to higher repair and maintenance costs and landscaping costs at Tower Place and Mountain View. Mountain View's total operating costs increased because of increases in parking lot and roof maintenance and security services. Castle Oaks' total operating expenses decreased primarily because of lower landscaping costs and legal fees. Tower Place's total operating expenses increased with increases in repair and maintenance costs, property management fees, and landscaping costs offset by decreases in leasing and promotion costs, insurance and real estate taxes.

     Property operating expenses increased $65,699 (9%) for the year ended December 31, 1995 as compared to the previous year with increases in utilities, landscaping costs, legal fees and real estate taxes being offset by decreases in repair and maintenance costs. Mountain View's total operating expenses increased with higher real estate taxes and landscaping costs being offset by lower repair and maintenance costs. Castle Oaks' total operating expenses increased with higher utilities, landscaping costs and legal fees being offset by lower repair and maintenance costs and property management fees. Tower Place's total operating expenses increased with higher utilities, repair and maintenance costs, security costs and leasing and promotion costs being offset by lower legal fees, insurance costs and real estate taxes.

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses increased $46,522 (17%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The Partnership became subject to electronic filing requirements with the Securities and Exchange Commission during the year ended December 31, 1995. Costs associated with filing the 1995 Form 10-K and the quarterly Form 10-Q's for 1996 caused the Partnership's compliance costs to increase. Also, legal costs increased because of due diligence performed and negotiations with limited partners who wanted to acquire the Partnership's investor list in order to solicit the partners to purchase their interests. The Partnership also incurred additional printing and postage costs to respond to all limited partners regarding these solicitations. General and administrative expenses decreased $7,300 (3%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily because of lower amortization of organization costs.

     Bad debt expenses remained flat for the year ended December 31, 1996 as compared to the same period in 1995 with bad debts at Castle Oaks being offset by recoveries at Mountain View and Tower Place. Bad debt expenses decreased $2,193 (28%) for the year ended December 31, 1995 as compared to the same period in 1994 with an increase at Castle Oaks being offset by recoveries at Tower Place. The reduction is primarily due to intensive efforts by Partnership management and the property managers to recognize and resolve potential tenant problems as rapidly as possible, thereby reducing the buildup in outstanding rent receivables.

     The effect of inflation on results of operations for the years ended December 31, 1996, 1995, and 1994 was not significant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as a part of this report:

                                                                         Page
                                                                        Number
                                                                        ------

Independent Auditors' Report                                              10

Consolidated Balance Sheets - December 31, 1996 and 1995                  11

Consolidated Statements of Earnings - Years ended                         12
     December 31, 1996, 1995, and 1994

Consolidated Statements of Changes in Partners' Equity -                  13
     Years ended December 31, 1996, 1995, and 1994

Consolidated Statements of Cash Flows - Years ended                       14
     December 31, 1996, 1995, and 1994

Notes to Consolidated Financial Statements                            15 - 19

                         INDEPENDENT AUDITORS' REPORT


The Partners
Murray Income Properties I, Ltd.:

We have audited the accompanying consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties I, Ltd. and consolidated joint venture as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                                 KPMG Peat Marwick LLP


Dallas, Texas
February 20, 1997

                       MURRAY INCOME PROPERTIES I, LTD.
                           (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED JOINT VENTURE

                         CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995

                                                        1996            1995
                                                    ------------    ------------
ASSETS

Investment properties, at cost (note 3):
   Land                                             $  6,232,801    $  6,232,801
   Buildings and improvements                         20,268,559      20,168,412
                                                    ------------    ------------
                                                      26,501,360      26,401,213
   Less accumulated depreciation                       8,929,957       8,079,281
                                                    ------------    ------------
     Net investment properties                        17,571,403      18,321,932
Cash and cash equivalents                              1,417,536       1,325,197
Accounts and notes receivable,
   net of allowance of $7,283 and $21,758,
   in 1996 and 1995, respectively (note 1)               727,269         689,231
Other assets, at cost, net of accumulated
   amortization of $437,800 and $370,252 in
   1996 and 1995, respectively                           277,723         262,532
                                                    ------------    ------------
                                                    $ 19,993,931    $ 20,598,892
                                                    ============    ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                    $     25,301    $     26,615
Accrued property taxes                                   193,937         192,903
Security deposits                                        205,793         208,589
                                                    ------------    ------------
          Total liabilities                              425,031         428,107
                                                    ------------    ------------

Minority interest in joint venture (note 3)            1,468,518       1,535,208
                                                    ------------    ------------

Partners' equity:
   General Partners:
     Capital contributions                                 1,000           1,000
     Cumulative net earnings                             194,802         176,703
     Cumulative cash distributions                      (333,350)       (304,547)
                                                    ------------    ------------
                                                        (137,548)       (126,844)
                                                    ------------    ------------
   Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs     24,570,092      24,570,092
     Cumulative net earnings                          10,002,076       9,115,216
     Cumulative cash distributions                   (16,334,238)    (14,922,887)
                                                    ------------    ------------
                                                      18,237,930      18,762,421
                                                    ------------    ------------
          Total partners' equity                      18,100,382      18,635,577
                                                    ------------    ------------
                                                    $ 19,993,931    $ 20,598,892
                                                    ============    ============

See accompanying notes to consolidated financial statements

                       MURRAY INCOME PROPERTIES I, LTD.
                           (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED JOINT VENTURE

                     CONSOLIDATED STATEMENTS OF EARNINGS

                                                    Years Ended
                                                    December 31
                                       ------------------------------------
                                          1996         1995         1994
                                       ----------   ----------   ----------
Income:
   Rental (notes 3 and 7)              $2,977,215   $2,771,701   $2,735,473
   Interest                                75,770       75,009       49,926
   Termination fee income (note 4)            -0-          -0-       18,830
                                       ----------   ----------   ----------
                                        3,052,985    2,846,710    2,804,229
                                       ----------   ----------   ----------

Expenses:
   Depreciation                           850,676      853,900      858,846
   Property operating                     844,730      800,624      734,925
   General and administrative             315,122      268,600      275,900
   Bad debts, net                           5,438        5,554        7,747
                                       ----------   ----------   ----------
                                        2,015,966    1,928,678    1,877,418
                                       ----------   ----------   ----------

       Earnings before minority
        interest                        1,037,019      918,032      926,811

Minority interest in joint venture's
   earnings (note 3)                      132,060      115,220      109,520
                                       ----------   ----------   ----------
       Net earnings                    $  904,959   $  802,812   $  817,291
                                       ==========   ==========   ==========

Earnings per limited partnership
 interest                              $    31.42   $    27.87   $    28.38
                                       ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                       MURRAY INCOME PROPERTIES I, LTD.
                           (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED JOINT VENTURE

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                          General            Limited
                                                          Partners           Partners       Total
                                                          --------           --------       -----

Year ended December 31, 1994:

   Balance at December 31, 1993                         $   (101,640)   $ 19,997,421    $ 19,895,781
   Net earnings                                               16,346         800,945         817,291
   Cash distributions ($50.00 per limited
     partnership interest)                                   (28,803)     (1,411,351)     (1,440,154)
                                                        ------------    ------------    ------------
   Balance at December 31, 1994                         $   (114,097)   $ 19,387,015    $ 19,272,918
                                                        ------------    ------------    ------------


Year ended December 31, 1995:

   Net earnings                                               16,056         786,756         802,812
   Cash distributions ($50.00 per limited
     partnership interest)                                   (28,803)     (1,411,350)     (1,440,153)
                                                        ------------    ------------    ------------
   Balance at December 31, 1995                         $   (126,844)   $ 18,762,421    $ 18,635,577
                                                        ------------    ------------    ------------


Year ended December 31, 1996:

   Net earnings                                               18,099         886,860         904,959
   Cash distributions ($50.00 per limited
     partnership interest)                                   (28,803)     (1,411,351)     (1,440,154)
                                                        ------------    ------------    ------------
   Balance at December 31, 1996                         $   (137,548)   $ 18,237,930    $ 18,100,382
                                                        ============    ============    ============

See accompanying notes to consolidated financial statements

                       MURRAY INCOME PROPERTIES I, LTD.
                           (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED JOINT VENTURE

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years ended
                                                                        December 31
                                                       -----------------------------------------
                                                          1996           1995            1994
                                                       -----------    -----------    -----------
Cash flows from operating activities:
   Net earnings                                        $   904,959    $   802,812    $   817,291
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Bad debts, net                                          5,438          5,554          7,747
     Depreciation                                          850,676        853,900        858,846
     Amortization of other assets                           67,548         63,986         73,031
     Minority interest in joint venture's earnings         132,060        115,220        109,520
     Change in assets and liabilities:
       Accounts and notes receivable                       (43,476)       (39,704)      (107,442)
       Other assets                                        (82,739)       (70,469)      (105,802)
       Accounts payable                                     (1,314)         5,755        (26,678)
       Accrued property taxes and security deposits         (1,762)        63,482         25,596
                                                       -----------    -----------    -----------
          Net cash provided by operating activities      1,831,390      1,800,536      1,652,109
                                                       -----------    -----------    -----------

Cash flows from investing activities -
   Additions to investment properties                     (100,147)      (107,651)      (146,885)
                                                       -----------    -----------    -----------

Cash flows from financing activities:
   Distributions to minority interest in
     joint venture                                        (198,750)      (182,550)      (174,600)
   Cash distributions                                   (1,440,154)    (1,440,153)    (1,440,154)
                                                       -----------    -----------    -----------
        Net cash used in financing activities           (1,638,904)    (1,622,703)    (1,614,754)
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents        92,339         70,182       (109,530)

Cash and cash equivalents at beginning of year           1,325,197      1,255,015      1,364,545
                                                       -----------    -----------    -----------

Cash and cash equivalents at end of year               $ 1,417,536    $ 1,325,197    $ 1,255,015
                                                       ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                       MURRAY INCOME PROPERTIES I, LTD.
                           (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED JOINT VENTURE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THREE YEARS ENDED DECEMBER 31, 1996

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

   Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 1996 and 1995, there were $506,148 and $488,013, respectively, of accounts receivable related to such accruals.

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


                                                                     (Continued)
                                       15

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

   The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 1996 and 1995. For cash and cash equivalents, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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


                                                                     (Continued)
                                       16

                       MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED JOINT VENTURE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Operating leases with tenants range in terms from two to 20 years. Fixed minimum future rentals under existing leases at December 31, 1996 are as follows:

   Years ending December 31:

          1997                       $ 2,431,037
          1998                         2,176,281
          1999                         1,858,501
          2000                         1,304,452
          2001                         1,104,531
          Thereafter                   3,792,562
                                     -----------
                                     $12,667,364
                                     ===========

    Rental income includes $588,924, $511,614, and $512,883 in 1996, 1995, and
1994, respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.

4.   TERMINATION FEE INCOME

    During 1994, one tenant at Tower Place Joint Venture paid a termination fee as consideration for the Joint Venture releasing the tenant from its future lease obligations. The termination fee of $18,830 was recognized as income in 1994.



                                                                     (Continued)
                                       17

                        MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RECONCILIATION OF CONSOLIDATED FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

     Reconciliation of consolidated financial statement net earnings to Federal income tax basis net earnings is as follows:

                                                                     Years Ended
                                                                     December 31
                                                         ------------------------------------
                                                            1996         1995         1994
                                                          ---------    ---------    ---------
Net earnings - financial statement basis                  $ 904,959    $ 802,812    $ 817,291
                                                          ---------    ---------    ---------
  Financial statement basis depreciation/amortization
      over (under) tax basis depreciation/amortization       17,687      (12,924)       5,971
  Financial statement basis rental income
    over tax basis rental income                            (17,927)     (15,833)     (38,229)
  Tax basis operating expenses over financial statement
    basis operating expenses                                    -0-      (34,725)         -0-
  Financial statement basis joint venture earnings
    under (over) tax basis joint venture earnings            (2,145)      24,027      (22,973)
                                                          ---------    ---------    ---------
Sub-total                                                    (2,385)     (39,455)     (55,231)
                                                          ---------    ---------    ---------
Net earnings - Federal income tax basis                   $ 902,574    $ 763,357    $ 762,060
                                                          =========    =========    =========


     Reconciliation of consolidated financial statement partners' equity to Federal income tax basis partners' equity is as follows:

                                                                              December 31
                                                                --------------------------------------------
                                                                   1996             1995            1994
                                                                ------------    ------------    ------------
Total partners' equity - financial statement basis              $ 18,100,382    $ 18,635,577    $ 19,272,918
  Current year financial statement net earnings
    over tax basis net earnings                                       (2,385)        (39,455)        (55,231)
  Cumulative prior years financial statement net
    earnings over tax basis net earnings                          (1,193,210)     (1,153,755)     (1,098,524)
                                                                ------------    ------------    ------------
Total partners' equity - Federal income tax basis               $ 16,904,787    $ 17,442,367    $ 18,119,163
                                                                ============    ============    ============

     Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.


                                                                     (Continued)
                                       18

                        MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   BUSINESS AND CREDIT CONCENTRATION

     As previously noted the Partnership's properties are located in Scottsdale, Arizona, San Antonio, Texas and Charlotte, North Carolina.

     The Partnership had no outstanding receivable balances at December 31, 1996 or 1995, which, individually, exceeded 5% of the Partnership's total assets.

     Rental income from a major customer was approximately $448,000 for the years ended 1996, 1995, and 1994, respectively.

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

Crozier Partners VIII, Ltd, General Partner

      Jack E. Crozier, 68, General Partner. From 1954 through July 1990, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1990, he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets. Since June 1990, he has remained as a partner or limited partner in several real estate oriented limited partnerships. He is a consultant to several companies.

Murray Realty Investors VIII, Inc., Corporate General Partner

     The directors and executive officers of Murray Realty Investors VIII, Inc. are:

      Mitchell L. Armstrong, 46, President and Director. Mr. Armstrong became President of Murray Realty Investors VIII, Inc. on November 15, 1989. From September 1984 to that date, he was Senior Vice President - Product Development of Murray Realty Investors, Inc., and Murray Property Investors and Vice President - Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins & Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants and a member of the Institute of Certified Financial Planners.

     W. Brent Buck, 41, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors VIII, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership, except for Mountain View Plaza Shopping Center. Since their acquisition to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Texas real estate salesman license, a Mississippi broker's license, and is a member of the International Council of Shopping Centers.

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

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------
                                                    Annual Compensation
                                           ---------------------------------
                                                                 All Other
Name and Principal Position                 Year       Salary   Compensation
---------------------------                 ----       ------   ------------
Mitchell L. Armstrong,                      1996      $56,236   $   443**
  President*                                1995       54,864       291**
                                            1994       53,422       291**

W. Brent Buck,                              1996      $41,877   $   196**
  Executive Vice President*                 1995       40,856       157**
                                            1994       39,782       157**

* Offices held in Murray Realty Investors VIII, Inc., the Corporate General Partner.
** The amounts reflected under the heading "All Other Compensation" represents the partnership's share of the full premium cost of term insurance that will benefit the executive.

      The Partnership and Murray Income Properties II, Ltd. entered into severance agreements with Mr. Armstrong and Mr. Buck effective September 16, 1996. Pursuant to these agreements, upon the occurrence of specified events, the Partnership will be obligated for forty seven (47%) of any benefits paid pursuant to the agreements to either Mr. Armstrong or Mr. Buck. The agreement with Mr. Armstrong provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by fifteen (15), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by eighteen
(18). The agreement with Mr. Buck provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by twelve
(12), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by fourteen (14).

      The Partnership has not paid and does not propose to pay any bonuses or deferred compensation, compensation pursuant to retirement or other plans, or other compensation to the officers, directors or partners of the General Partners other than described in the above table or the above paragraph. In addition, there are no restricted stock awards, options or stock appreciation rights, or any other long term incentive payouts.

      During the operational and liquidation stages of this Partnership, the General Partners and their affiliates receive various fees and distributions. For information on these types of remuneration, reference is made to the section entitled "Management Compensation" as contained in the Prospectus dated May 31, 1984 filed as a part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016) attached hereto as Exhibit 99d. See "Item 13. Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      No person (including any "group" as that term is used in Section 13
(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1996.

      No General Partner, officer, director or partner of the General Partners beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1996.

      No arrangements are known to the Partnership which may result in a change of control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During the year ended December 31, 1996 the Partnership reimbursed Murray Income Properties II, Ltd. ("MIP II") for forty-seven percent (47%) of the costs associated with the management of the Partnership and MIP II. MIP II is a publicly-registered real estate limited partnership the general partners of which are affiliates of the General Partners. The reimbursement has been included in general and administrative expenses.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) 1. Financial Statements - See Index to Financial Statements in Item 8 of this Form 10-K.

           2.  Financial Statement Schedules with Independent Auditors' Report
               Thereon:

               (i) Consolidated Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1996, 1995, and 1994.

                (iii) Consolidated Real Estate and Accumulated Depreciation (Schedule III) - December 31, 1996.

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

      (b)  Reports on Form 8-K filed during the last quarter of the year:

                None

      (c)  Exhibits:

                3a   Agreement of Limited Partnership of Murray Income
                     Properties,

                     Ltd.-84. Reference is made to Exhibit A of the Prospectus

                     dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11 Registration Statement (File No. 2- 90016).

                3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of May 23, 1984. Reference is made to
                     Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31,
                     1989.      (File No. 0-14105)

                3c   Amended and Restated Certificate and Agreement of
                     Limited Partnership dated as of June 25, 1984. Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)


                3d Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 27, 1984. Reference is made to Exhibit 3d to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

                3e Amended and Restated Certificate and Agreement of Limited Partnership dated as of April 1, 1985. Reference is made to Exhibit 3e to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

                3f Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3f to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

                3g Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3g to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

                4 Form of Certificate representing Limited Partnership Interest. Reference is made to Exhibit 4 to Amendment No. 1 to Partnership's Form S-11 Registration Statement, filed with the Securities and Exchange Commission on May 17, 1984. (File No. 2-90016)

                10a Lease Agreement with Palo Alto Educational Systems, Inc. to lease certain premises as described within the Lease Agreement dated April 11, 1983 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10m to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

                10b Lease Agreement with General Cinema Corporation of North Carolina to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10o to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

                10c Lease Agreement with J&K Cafeterias to lease certain premises as described in the Lease Agreement dated April 12, 1994 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1994 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 21, 1995. (File No. 0-14105)

                10d Data Processing System Use Agreement between Murray Income Properties I, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1996. Filed herewith.

                10e Property Management Agreement and Exclusive Marketing Agreement with Zell Management and Development, Inc. for property management services described in the Property Management Agreement dated December 20, 1989 (as extended pursuant to the Extension of Property Management Agreement dated December 4, 1996 at Mountain View Plaza Shopping Center. Filed herewith.

                10f Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated November 21, 1996 at Tower Place Festival Shopping Center. Filed herewith.

                10g Management Agreement with Cavender & Hill Properties, Inc. for management and operation services described in the Management Agreement dated June 30, 1996 at Castle Oaks Shopping Center. Reference is made to Exhibit 10a to the 1996 2nd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996. (File No. 0-14105)

                10h  Lease Modification Agreement No. 1 dated February 14,
                     1992 with Childtime Childcare, Inc. at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10k to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

                10i Lease Agreement with Reay's Ranch Markets, Inc. to lease certain premises as described within the Lease Agreement dated October 20, 1992 at Mountain View

                     Plaza Shopping Center. Reference is made to Exhibit 10m to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

                10j Third Amendment to Lease with Reay's Ranch Markets,Inc. dated November 3, 1993 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10n to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

                10k Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease
                     Agreement dated November 9, 1993 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

                10l Lease Agreement with Razmiko's, Ltd. to lease certain premises as described within the Lease Agreement dated August 1, 1995 at Castle Oaks Shopping Center. Reference is made to Exhibit 10m to the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1996. (File No. 0-14105)

                10m Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell
                     L. Armstrong dated September 16, 1996. Reference is made to
                     Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with he Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

                10n Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with he Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

                27   Financial Data Schedule.  Filed herewith.

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

      (d)  Financial Statement Schedules with Independent Auditors' Report
           Thereon:

           (i) Consolidated Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1996, 1995, and 1994.

           (ii) Consolidated Real Estate and Accumulated Depreciation (Schedule
                III) - December 31, 1996.

           All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Partners
Murray Income Properties I, Ltd.:

Under date of February 20, 1997, we reported on the consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in
Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                                 KPMG Peat Marwick LLP

Dallas, Texas
February 20, 1997

                                                                   Schedule II


                        MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                            Balance at       Charged to                         Balance at
                                             beginning       costs and                            end of
       Description                          of period         expenses        Deductions          period
       -----------                          ---------         --------        ----------          ------
Allowance for doubtful accounts:

Year ended December 31, 1994                 $22,048             7,747             8,349           21,446
                                             =======           =======           =======          =======

Year ended December 31, 1995                 $21,446             5,554             5,242           21,758
                                             =======           =======           =======          =======

Year ended December 31, 1996                 $21,758             5,438            19,913            7,283
                                             =======           =======           =======          =======



   Deductions are primarily for writeoffs of accounts and notes receivables deemed uncollectible by management.

                                                                    Schedule III

                       MURRAY INCOME PROPERTIES I, LTD.
                           (a limited partnership)
                        AND CONSOLIDATED JOINT VENTURE
            Consolidated Real Estate and Accumulated Depreciation


                              December 31, 1996


                                                                        COSTS CAPITALIZED                 GROSS AMOUNT
                                                          INITIAL COST     SUBSEQUENT                   AT WHICH CARRIED AT
                                                     TO PARTNERSHIP (A)  TO ACQUISITION                CLOSE OF PERIOD (D)
                                               -----------------------   ----------------  ---------------------------------------

                                                       BUILDINGS AND                                  BUILDINGS AND
        DESCRIPTION          ENCUMBRANCES      LAND     IMPROVEMENTS      IMPROVEMENTS       LAND     IMPROVEMENTS        TOTAL
                             ------------      ----     ------------     ------------        ----     ------------        ------
Shopping Center
 San Antonio, Texas           $    0          $ 1,240,051   $ 3,017,075    $   532,748     $ 1,240,051   $ 3,549,823   $ 4,789,874
Shopping Center
  Scottsdale, Arizona         $    0          $ 2,805,238   $ 4,316,052    $   724,607     $ 2,805,238   $ 5,040,659   $ 7,845,897
Shopping Center
  Pineville
  (Charlotte),
  North Carolina              $    0          $ 2,187,512   $10,280,876    $ 1,397,201     $ 2,187,512   $11,678,077   $13,865,589
                              $    0          $ 6,232,801   $17,614,003    $ 2,654,556     $ 6,232,801   $20,268,559   $26,501,360
                              ======          ===========   ===========    ===========     ===========   ===========   ===========


                                                                                          LIFE ON WHICH
                                                                                         DEPRECIATION IN
                                                                              FISCAL     LATEST STATEMENT
                                         ACCUMULATED         YEAR OF           YEAR         OF EARNINGS
            DESCRIPTION                  DEPRECIATION       CONSTRUCTION      ACQUIRED      IS COMPUTED
            -----------                  ------------       ------------      --------   -----------------
Shopping Center
 San Antonio, Texas                       $ 1,703,438          1985             1986         3-25 YEARS
Shopping Center
  Scottsdale, Arizona                     $ 2,306,266          1983             1985         3-25 YEARS
Shopping Center
  Pineville
  (Charlotte),
  North Carolina                          $ 4,920,253          1982             1986         3-25 YEARS
                                          $ 8,929,957
                                          ===========

NOTES:
(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B)  Reconciliation of real estate owned for 1996, 1995 and 1994:

                                                          1996               1995              1994
                                                      -------------      -----------        -------------
     Balance at beginning of period                   $ 26,401,213       $26,293,562          $26,146,677
     Additions during period                          $    100,147       $   107,651          $   146,885
     Retirements during period                        $          0       $         0          $         0
                                                      ------------       -----------          -----------
     Balance at close of period                       $ 26,501,360       $26,401,213          $26,293,562
                                                      ============       ===========          ===========

(C)  Reconciliation of accumulated depreciation for 1996, 1995 and 1994:

                                                            1996         1995                     1994
                                                      ------------       -----------         -----------
     Balance at beginning of period                      $8,079,281       $7,225,381          $6,366,535
     Depreciation expense                                $  850,676       $  853,900          $  858,846
     Retirements during period                           $        0       $        0          $        0
                                                         ----------       ----------          ----------
     Balance at close of period                          $8,929,957       $8,079,281          $7,225,381
                                                         ==========       ==========          ==========

(D) The aggregate cost of real estate at December 31, 1996 for Federal income tax purposes is $26,642,863.

INSERT CONSOLIDATED REAL ESTATE & ACCUMULATED DEPRECIATION FORM HERE

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


                                     MURRAY INCOME PROPERTIES I, LTD.

                                     By:     Crozier Partners VIII, Ltd.
                                             a General Partner


Dated:  March 19, 1997               By:     /s/ Jack E. Crozier
                                             -----------------------------
                                                Jack E. Crozier
                                                a General Partner


                                     By:     Murray Realty Investors VIII, Inc.
                                             a General Partner


Dated:  March 19, 1997               By:     /s/ Mitchell Armstrong
                                             -----------------------------
                                                Mitchell Armstrong
                                                President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     Murray Realty Investors VIII, Inc.
                                     a General Partner


Dated:  March 19, 1997               By:     /s/  Brent Buck
                                             -----------------------------
                                             Brent Buck
                                             Executive Vice President
                                             Director


Dated:  March 19, 1997               By:     /s/ Mitchell Armstrong
                                             -----------------------------
                                             Mitchell Armstrong
                                             Chief Executive Officer
                                             Chief Financial Officer
                                             Director

                               INDEX TO EXHIBITS


Document
 Number           Description
 ------           -----------
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

    10d           Data Processing System Use Agreement between Murray
                  Income Properties I, Ltd. and The Mavricc Management
                  Systems, Inc., dated September 1, 1996.  Filed herewith.

    10e           Property Management Agreement and Exclusive Marketing
                  Agreement with Zell Management and Development, Inc. for property management services described in the Property
                  Management Agreement dated December 20, 1989 (as extended pursuant to the Extension of Property Management
                  Agreement dated December 4, 1996 at Mountain View Plaza
                  Shopping Center.  Filed herewith.

    10f           Management Agreement with CK Charlotte Overhead Limited
                  Partnership for management and operation services described in the Management Agreement dated November 21, 1996 at Tower
                  Place Festival Shopping Center. Filed herewith.

    10g Management Agreement with Cavender & Hill Properties for management and operation services described in the Management
                  Agreement dated June 30, 1996 at Castle Oaks Shopping Center.
                  Reference is made to Exhibit 10a to the 1996 2nd Quarter
                  Report on Form 10-Q filed with the Securities and Exchange
                  Commission on August 7, 1996.
                  (File No. 0-14105)

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

                                       33


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

    10k Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated November 9, 1993 at Tower Place Festival Shopping
                  Center.  Reference is made to Exhibit 10p to the 1993 Annual
                  Report on Form 10-K filed with the Securities and Exchange
                  Commission on March 21, 1994.  (File No. 0-14105)

    10l Lease Agreement with Razmiko's, Ltd. to lease certain premises as described within the Lease Agreement dated
                  August 1, 1995 at Castle Oaks Shopping Center. Reference is made to Exhibit 10m to the 1995 Annual Report on Form
                  10-K filed with the Securities and Exchange Commission on March 21, 1996. (File No. 0-14105)

    10m           Severance Agreements by and among Murray Income
                  Properties I, Ltd. and Murray Income Properties II, Ltd. and
                  Mitchell L. Armstrong dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with he Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

    10n           Severance Agreements by and among Murray Income
                  Properties I, Ltd. and Murray Income Properties II, Ltd. and W.
                  Brent Buck dated September 16, 1996.  Reference is made to
                  Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with he Securities and Exchange Commission on November
                  8, 1996.  (File No. 0-14105)

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

                                       34