Form 10-Q
period 1997-03-31
MURRAY INCOME PROPERTIES I LTD
filed 1997-05-13
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-Q
                                  ------------

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 1997. . . . . . . . . . . . . .

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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

                                 (972) 991-9090
               Registrant's Telephone Number, including Area Code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes     X               No
                                          ---------              ---------

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                         March 31,      December 31,
                                                           1997            1996
                                                       ------------    ------------
                                                       (unaudited)
ASSETS

Investment properties, at cost
   Land                                                $  6,232,801    $  6,232,801
   Buildings and improvements                            20,293,648      20,268,559
                                                       ------------    ------------
                                                         26,526,449      26,501,360
   Less accumulated depreciation                          9,142,098       8,929,957
                                                       ------------    ------------
     Net investment properties                           17,384,351      17,571,403
Cash and cash equivalents                                 1,367,041       1,417,536
Accounts and notes receivable,
   net of allowance of $7,283 and
   $7,283, in 1997 and 1996, respectively                   825,839         727,269
Other assets, at cost, net of accumulated
   amortization of $455,972 and $437,800
   in 1997 and 1996, respectively                           252,154         277,723
                                                       ------------    ------------
                                                       $ 19,829,385    $ 19,993,931
                                                       ============    ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                       $     26,597    $     25,301
Accrued property taxes                                      112,205         193,937
Security deposits                                           213,043         205,793
                                                       ------------    ------------
          Total liabilities                                 351,845         425,031
                                                       ------------    ------------

Minority interest in joint venture                        1,455,738       1,468,518
                                                       ------------    ------------

Partners' equity:
   General Partners:
     Capital contributions                                    1,000           1,000
     Cumulative net earnings                                200,791         194,802
     Cumulative cash distributions                         (340,911)       (333,350)
                                                       ------------    ------------
                                                           (139,120)       (137,548)
                                                       ------------    ------------

   Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs        24,570,092      24,570,092
     Cumulative net earnings                             10,295,552      10,002,076
     Cumulative cash distributions                      (16,704,722)    (16,334,238)
                                                       ------------    ------------
                                                         18,160,922      18,237,930
                                                       ------------    ------------
          Total partners' equity                         18,021,802      18,100,382
                                                       ------------    ------------
                                                       $ 19,829,385    $ 19,993,931
                                                       ============    ============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                                1997       1996
                                              --------   --------
Income:
   Rental                                     $830,953   $762,193
   Interest                                     19,038     17,939
                                              --------   --------
                                               849,991    780,132
                                              --------   --------

Expenses:
   Depreciation                                212,141    210,721
   Property operating                          200,576    182,265
   General and administrative                   99,589     95,804
   Bad debts, net                                  -0-      3,825
                                              --------   --------
                                               512,306    492,615
                                              --------   --------

          Earnings before minority interest    337,685    287,517

   Minority interest in joint venture's
     earnings                                   38,220     35,095
                                              --------   --------
          Net earnings                        $299,465   $252,422
                                              ========   ========

Earnings per limited partnership interest     $  10.40   $   8.76
                                              ========   ========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
--------------------------------------------------------------------------------

                                        General        Limited
                                       Partners        Partners          Total
                                     ------------    ------------    ------------

Three months ended March 31, 1996:

   Balance at December 31, 1995      $   (126,844)   $ 18,762,421    $ 18,635,577
   Net earnings                             5,048         247,374         252,422
   Cash distributions                      (7,201)       (352,837)       (360,038)
                                     ------------    ------------    ------------
   Balance at March 31, 1996         $   (128,997)   $ 18,656,958    $ 18,527,961
                                     ============    ============    ============


Three months ended March 31, 1997:

   Balance at December 31, 1996      $   (137,548)   $ 18,237,930    $ 18,100,382
   Net earnings                             5,989         293,476         299,465
   Cash distributions                      (7,561)       (370,484)       (378,045)
                                     ------------    ------------    ------------
   Balance at March 31, 1997         $   (139,120)   $ 18,160,922    $ 18,021,802
                                     ============    ============    ============


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                March 31,
                                                           1997            1996
                                                        -----------    -----------
Cash flows from operating activities:
   Net earnings                                         $   299,465    $   252,422
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts, net                                           -0-          3,825
       Depreciation                                         212,141        210,721
       Amortization of other assets                          18,172         16,184
       Minority interest in joint venture's earnings         38,220         35,095
       Change in assets and liabilities:
         Accounts and notes receivable                      (98,570)       (99,935)
         Other assets                                         7,397        (17,623)
         Accounts payable                                     1,296         (1,533)
         Accrued property taxes and security deposits       (74,482)       (90,672)
                                                        -----------    -----------
           Net cash provided by operating activities        403,639        308,484
                                                        -----------    -----------

Cash flows from investing activities-
   Additions to investment properties                       (25,089)       (10,557)
                                                        -----------    -----------

Cash flows from financing activities:
   Distributions to minority interest in
     joint venture                                          (51,000)       (45,450)
   Cash distributions                                      (378,045)      (360,038)
                                                        -----------    -----------
           Net cash used in financing activities           (429,045)      (405,488)
                                                        -----------    -----------

Net decrease in cash and cash equivalents                   (50,495)      (107,561)

Cash and cash equivalents at beginning of period          1,417,536      1,325,197
                                                        -----------    -----------

Cash and cash equivalents at end of period              $ 1,367,041    $ 1,217,636
                                                        ===========    ===========



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
--------------------------------------------------------------------------------

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

   Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At March 31, 1997 and December 31, 1996, $507,437 and $506,148, respectively, of accounts receivable related to such accruals.

   Other assets consist primarily of deferred leasing costs which are amortized using the straight line method over the lives of the related leases.

   Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

   Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," (SFAS 121) which established the method of accounting for rental property when circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership periodically reevaluates the propriety of the carrying amounts of investment properties to determine whether current events and circumstances warrant an adjustment to such carrying amounts. Such evaluations are performed utilizing annual appraisals performed by independent appraisers as well as internally developed estimates of expected undiscounted future cash flows. In the event the carrying value of an individual property exceeds expected future undiscounted cash flows, the property is written down to the most recently appraised value. Since inception of the Partnership, none of the Partnership's properties have required write downs.

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

   The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 1997 and December 31, 1996. For cash and cash equivalents, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

--------------------------------------------------------------------------------

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

   The financial information included in this interim report as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited consolidated financial statements. The notes to the consolidated financial statements in the Partnership's 1996 annual report are an integral part of the consolidated financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 1997, the Partnership had cash and cash equivalents of $1,367,041. Such amounts represent cash generated from operations and working capital reserves.

   Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At March 31, 1997 and December 31, 1996, there were $507,437 and $506,148, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $98,570 from December 31, 1996 to March 31, 1997 is primarily due to an increase in tenant receivables at each of the Partnership's properties and in receivables for rent collected (but not yet remitted by the property management companies) at Tower Place Festival Shopping Center. As of March 31, 1997 and December 31, 1996, the Partnership had allowances of $7,283 and $7,283, respectively, for uncollectible accounts receivable.

   The decrease of $81,732 in accrued property taxes from December 31, 1996 to March 31, 1997 is primarily due to the payment of 1996 property taxes for the Partnership's properties.

   During the three months ended March 31, 1997, the Partnership made Cash Distributions from Operations totaling $378,045 related to the three month period ended December 31, 1996. Subsequent to March 31, 1997, the Partnership made a Cash Distribution from Operations of $432,046 (which was reduced by $21,534 related to 1996 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three months ended March 31, 1997. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

   Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies, and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

   Rental income increased $68,760 for the three months ended March 31, 1997 as compared to the same period in 1996. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties.

                                                     Three Months Ended
                                                        March 31,
                                                 -------------------------
                                                   1997             1996
                                                 ---------       ---------
Mountain View Plaza Shopping Center

   Rental income                                 $ 257,406       $ 235,867
   Bad debt expense                              $     -0-       $     -0-
   Average occupancy                                   100%             95%

Castle Oaks Village Shopping Center

   Rental income                                 $ 105,157       $  78,543
   Bad debt expense                              $     -0-       $   3,919
   Average occupancy                                    91%             72%

Tower Place Festival Shopping Center

   Rental income                                 $ 468,390       $ 447,783
   Bad debt expense (recovery)                   $     -0-       $     (94)
   Average occupancy                                    99%             95%

   Rental income at Mountain View Plaza in Scottsdale, Arizona increased $21,539 for the three months ended March 31, 1997 as compared to the same period in 1996 with higher rent due to higher occupancy, higher rental rates and increased tenant reimbursements for common area maintenance costs, offset by decreases in tenant reimbursements for real estate taxes and insurance costs.

   Occupancy at Mountain View averaged 100% during the quarter ended March 31, 1997, a three percent increase over the previous quarter. During the fourth quarter of 1996, three new tenants totalling 3,548 square feet took occupancy of their spaces, bringing the center to 100% occupancy. Also during the fourth quarter one tenant who occupies 1,080 square feet renewed its lease for three years and a tenant who occupies 1,127 square feet renewed its lease for two years. In January a tenant who occupies 880 square feet renewed its lease for three years. In March a new roof was installed on a portion of the shopping center and repairs were made to several columns in front of the shopping center.

   Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas increased $26,614 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to an increase in occupancy, an increase in rental rates and higher tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

   Occupancy at Castle Oaks averaged 91% during the quarter ended March 31, 1997, a seven percent increase over the previous quarter. In December one new tenant who signed a lease for 1,230 square feet took occupancy of its space. As of the end of the quarter, Castle Oaks was 91% occupied, compared to 69% occupancy as of March 31, 1996.

   Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina increased $20,607 for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to an increase in occupancy, an increase in rental rates and an increase in tenant reimbursements for common area maintenance costs, offset by a decrease in percentage rent received.

   Occupancy at Tower Place averaged 99% during the quarter ended March 31, 1997, unchanged from the previous quarter. During the fourth quarter three new tenants who signed leases for 5,220 square feet took occupancy of their spaces. One tenant who occupied 2,100 square feet vacated its space in February upon the expiration of its lease. One tenant who occupies 1,512 square feet exercised an option to renew its lease for five years.

   Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

   Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. The increase in property operating expenses of $18,311 for the quarter ended March 31, 1997 as compared to the same period in 1996 is primarily due to higher repair and maintenance costs at Tower Place and Castle Oaks and higher real estate taxes at Mountain View and Castle Oaks. Mountain View's total operating expenses increased, primarily because of an increase in real estate taxes, utilities costs and security costs. Castle Oaks' total operating expenses increased, with increases in repair and maintenance costs, property management fees and real estate taxes being offset by lower legal fees. Tower Place's total operating expenses were flat with increases in repair and maintenance costs and property management fees being offset by lower landscaping costs.

   General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses increased $3,785 for the quarter ended March 31, 1997 as compared to the same period in 1996 primarily because of higher investor services costs, telephone costs, and salaries and benefits.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:


          3a Agreement of Limited Partnership of Murray Income Properties Ltd.-84. Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11 Registration Statement. (File No. 2- 90016)

          3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of May 23, 1984. Reference is made to
               Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

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

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 1997:

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

                                       MURRAY INCOME PROPERTIES I, LTD.

                                       By: Murray Realty Investors VIII, Inc.
                                           A General Partner



Date:  May 13, 1997                    By: /s/ Mitchell Armstrong
                                          --------------------------
                                          Mitchell Armstrong
                                          President
                                          Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

          3a Agreement of Limited Partnership of Murray Income Properties Ltd.-84. Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11 Registration Statement. (File No. 2- 90016)

          3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of May 23, 1984. Reference is made to
               Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

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