Form 10-Q
period 1997-06-30
MURRAY INCOME PROPERTIES I LTD
filed 1997-08-08
CIK 742299

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-Q
                                  ------------

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997 .................

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

                             Yes [X]        No [ ]


================================================================================

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                      June 30,      December 31,
                                                        1997            1996
                                                    ------------    ------------
                                                    (unaudited)
ASSETS

Investment properties, at cost:
   Land                                             $  6,232,801    $  6,232,801
   Buildings and improvements                         20,294,507      20,268,559
                                                    ------------    ------------
                                                      26,527,308      26,501,360
   Less accumulated depreciation                       9,354,309       8,929,957
                                                    ------------    ------------
     Net investment properties                        17,172,999      17,571,403
Cash and cash equivalents                              1,451,337       1,417,536
Accounts and notes receivable,
  net of allowance of $5,990 and
  $7,283, in 1997 and 1996, respectively                 749,250         727,269
Other assets, at cost, net of accumulated
  amortization of $474,184 and $437,800
  in 1997 and 1996, respectively                         280,978         277,723
                                                    ------------    ------------
                                                    $ 19,654,564    $ 19,993,931
                                                    ============    ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                    $     31,815    $     25,301
Accrued property taxes                                   123,494         193,937
Security deposits                                        174,052         205,793
                                                    ------------    ------------
          Total liabilities                              329,361         425,031
                                                    ------------    ------------

Minority interest in joint venture                     1,433,940       1,468,518
                                                    ------------    ------------

Partners' equity:
   General Partners:
     Capital contributions                                 1,000           1,000
     Cumulative net earnings                             206,821         194,802
     Cumulative cash distributions                      (349,552)       (333,350)
                                                    ------------    ------------
                                                        (141,731)       (137,548)
                                                    ------------    ------------

   Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs     24,570,092      24,570,092
     Cumulative net earnings                          10,591,029      10,002,076
     Cumulative cash distributions                   (17,128,127)    (16,334,238)
                                                    ------------    ------------
                                                      18,032,994      18,237,930
                                                    ------------    ------------
          Total partners' equity                      17,891,263      18,100,382
                                                    ------------    ------------
                                                    $ 19,654,564    $ 19,993,931
                                                    ============    ============


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                 Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                              ------------------------   ------------------------
                                                 1997          1996         1997          1996
                                              ----------    ----------   ----------    ----------
Income:
   Rental                                     $  799,158    $  727,059   $1,630,111    $1,489,252
   Interest                                       19,878        17,941       38,916        35,880
                                              ----------    ----------   ----------    ----------
                                                 819,036       745,000    1,669,027     1,525,132
                                              ----------    ----------   ----------    ----------

Expenses:
   Depreciation                                  212,211       210,087      424,352       420,808
   Property operating                            208,146       209,964      408,722       392,229
   General and administrative                     65,813        81,969      165,402       177,773
   Bad debts (recoveries), net                    (1,293)        1,304       (1,293)        5,129
                                              ----------    ----------   ----------    ----------
                                                 484,877       503,324      997,183       995,939
                                              ----------    ----------   ----------    ----------

       Earnings before minority interest         334,159       241,676      671,844       529,193

       Minority interest in joint venture's
       earnings                                   32,652        31,487       70,872        66,582
                                              ----------    ----------   ----------    ----------

       Net earnings                           $  301,507    $  210,189   $  600,972    $  462,611
                                              ==========    ==========   ==========    ==========

Earnings per limited partnership interest     $    10.47    $     7.30   $    20.87    $    16.06
                                              ==========    ==========   ==========    ==========



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
--------------------------------------------------------------------------------

                                    General         Limited
                                    Partners        Partners         Total
                                  ------------    ------------    ------------
Six months ended June 30, 1996:

   Balance at December 31, 1995   $   (126,844)   $ 18,762,421    $ 18,635,577
   Net earnings                          9,252         453,359         462,611
   Cash distributions                  (14,402)       (705,676)       (720,078)
                                  ------------    ------------    ------------
   Balance at June 30, 1996       $   (131,944)   $ 18,510,104    $ 18,378,110
                                  ============    ============    ============


Six months ended June 30, 1997:

   Balance at December 31, 1996   $   (137,548)   $ 18,237,930    $ 18,100,382
   Net earnings                         12,019         588,953         600,972
   Cash distributions                  (16,202)       (793,889)       (810,091)
                                  ------------    ------------    ------------
   Balance at June 30, 1997       $   (141,731)   $ 18,032,994    $ 17,891,263
                                  ============    ============    ============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                              Six Months Ended
                                                                   June 30,
                                                           ------------------------
                                                              1997          1996
                                                           ----------    ----------
Cash flows from operating activities:
     Net earnings                                          $  600,972    $  462,611
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Bad debts (recoveries), net                            (1,293)        5,129
        Depreciation                                          424,352       420,808
        Amortization of other assets                           36,384        33,087
        Minority interest in joint venture's earnings          70,872        66,582
        Change in assets and liabilities:
          Accounts and notes receivable                       (20,688)       (1,031)
          Other assets                                        (39,639)      (57,062)
          Accounts payable                                      6,514        37,498
          Accrued property taxes and security deposits       (102,184)      (84,556)
                                                           ----------    ----------
            Net cash provided by operating activities         975,290       883,066
                                                           ----------    ----------

Cash flows from investing activities -
     Additions to investment properties                       (25,948)      (57,315)
                                                           ----------    ----------

Cash flows from financing activities:
     Distributions to minority interest in joint venture     (105,450)      (96,750)
     Cash distributions                                      (810,091)     (720,078)
                                                           ----------    ----------
            Net cash used in financing activities            (915,541)     (816,828)
                                                           ----------    ----------

Net increase in cash and cash equivalents                      33,801         8,923

Cash and cash equivalents at beginning of period            1,417,536     1,325,197
                                                           ----------    ----------

Cash and cash equivalents at end of period                 $1,451,337    $1,334,120
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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At June 30, 1997 and December 31, 1996, $502,507 and $506,148, respectively, of accounts receivable related to such accruals.

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

--------------------------------------------------------------------------------

     The following information relates to estimated fair values of the Partnership's financial instruments as of June 30, 1997 and December 31, 1996. For cash and cash equivalents, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

     The financial information included in this interim report as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited consolidated financial statements. The notes to the consolidated financial statements in the Partnership's 1996 annual report are an integral part of the consolidated financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Partnership had cash and cash equivalents of $1,451,337. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At June 30, 1997 and December 31, 1996, $502,507 and $506,148, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $20,688 (exclusive of bad debts and recoveries) from December 31, 1996 to June 30, 1997 is primarily due to an increase in tenant receivables at Mountain View Plaza Shopping Center and Tower Place Festival Shopping Center. As of June 30, 1997 and December 31, 1996, the Partnership had allowances of $5,990 and $7,283, respectively, for uncollectible accounts receivable.

     The decrease of $70,443 in accrued property taxes from December 31, 1996 to June 30, 1997 is primarily due to the payment of 1996 property taxes for the Partnership's properties.

     During the three months ended June 30, 1997, the Partnership made Cash Distributions from Operations totaling $432,046, (which was reduced by $21,534 related to 1996 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) related to the three month period ended March 31, 1997. Subsequent to June 30, 1997, the Partnership made Cash Distributions from Operations of $432,046 relating to the three months ended June 30, 1997. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies, and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

     Rental income increased $140,859 for the six months ended June 30, 1997 as compared to the same period in 1996. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties.

                                        Three Months Ended         Six Months Ended
                                             June 30,                   June 30,
                                       ---------------------     ---------------------
                                         1997         1996         1997         1996
                                       --------     --------     --------     --------
Mountain View Plaza Shopping Center

   Rental income                       $260,023     $226,575     $517,429     $462,442
   Bad debt expense                    $    -0-     $    -0-     $    -0-     $    -0-
   Average occupancy                        100%          94%         100%          95%

Castle Oaks Village Shopping Center

   Rental income                       $104,197     $ 76,300     $209,354     $154,843
   Bad debt expense (recovery)         $ (2,253)    $  1,901     $ (2,253)    $  5,820
   Average occupancy                         91%          70%          91%          71%

Tower Place Festival Shopping Center

   Rental income                       $434,938     $424,184     $903,328     $871,967
   Bad debt expense (recovery)         $    960     $   (597)    $    960     $   (691)
   Average occupancy                         98%          98%          98%          96%


     Rental income at Mountain View Plaza in Scottsdale, Arizona increased $54,987 for the six months ended June 30, 1997 as compared to the same period in 1996 with higher rent due to higher occupancy, higher rental rates and increased tenant reimbursements for common area maintenance costs being offset by decreases in tenant reimbursements for real estate taxes and insurance costs.

     Occupancy at Mountain View averaged 100% during the quarter ended June 30, 1997, unchanged from the previous quarter. During the quarter, one tenant who occupies 1,080 square feet renewed its lease for five years. In June, Reay's Ranch market, the specialty grocery store which occupied 19,359 square feet, was acquired by Wild Oats Markets, a natural foods grocery chain which, as of March, 1997, operated 45 stores in nine states and British Columbia. Wild Oats also acquired the other two Reay's Ranch Markets located in the Phoenix area. The Mountain View Plaza location will operate as a Wild Oats Market; however, there will be no changes in the economic terms of the lease and the Partnership will receive the same rental income, with no interruption, as it did under the Reay's lease. Also during June several areas of the parking lot behind the shopping center were repaired.

     Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas increased $54,511 for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to an increase in occupancy, an increase in rental rates and higher tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

     Occupancy at Castle Oaks averaged 91% during the quarter ended June 30, 1997, unchanged from the previous quarter. One tenant who occupied 1,830 square feet vacated its space at the end of its lease. This space was subsequently leased to a new tenant who took occupancy immediately following the prior tenant's move. An Italian restaurant which occupies 4,500 square feet completed construction of a patio which will accommodate approximately ten tables for outdoor dining. The patio is an attractive addition to the center and will hopefully increase business for the restaurant.

     Rental income at Tower Place in Pineville (Charlotte), North Carolina increased $31,361 for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to an increase in occupancy, an increase in rental rates and an increase in tenant reimbursements for common area maintenance costs, offset by a decrease in percentage rent received.

     Occupancy at Tower Place averaged 98% during the quarter ended June 30, 1997, a one percent decrease from the previous quarter. In June one tenant who occupied 1,604 square feet vacated its space prior to the expiration of its lease. The General Partners are attempting to collect what is owed under the lease. One new tenant who signed a lease for 2,100 square feet took occupancy of its space in late June. Two tenants who occupy 2,590 square feet renewed their leases for three years.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. The increase in property operating expenses of $16,493 for the six months ended June 30, 1997 as compared to the same period in 1996 is primarily due to higher property management fees at each of the properties, higher real estate taxes at Mountain View Plaza and Castle Oaks, higher repair and maintenance costs at Mountain View Plaza and higher leasing and promotion costs at Tower Place. Mountain View's total operating expenses increased, with increases in utilities, repair and maintenance costs, property management fees, security costs and real estate taxes. Castle Oaks' total operating expenses increased with increases in property management fees, real estate taxes and landscaping costs being offset by lower legal fees and insurance costs. Tower Place's total operating expenses were flat with increases in property management fees and leasing and promotion costs being offset by decreases in real estate taxes, landscaping costs and security costs.

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses decreased $12,371 for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to a decrease in legal costs and investor services costs.

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

     (b)  Reports on Form 8-K filed during the quarter ended June 30, 1997:

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

                                        MURRAY INCOME PROPERTIES I, LTD.

                                        By: Murray Realty Investors VIII, Inc.
                                            A General Partner



Date: August 9, 1997                        By:   /s/ MITCHELL ARMSTRONG
                                               ----------------------------
                                                 Mitchell Armstrong
                                                 President
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS



  Document
   Number            Description
  --------           -----------
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

     3e              Amended and Restated Certificate and Agreement of
                     Limited Partnership dated as of April 1, 1985. Reference is made to Exhibit 3e to the 1989 Annual Report on Form 10-
                     K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

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