Form 10-Q
period 1997-09-30
MURRAY INCOME PROPERTIES I LTD
filed 1997-11-12
CIK 742299

                UNITED STATED SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ---------------

                                   FORM 10-Q

                                ---------------


(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997. . . . . . . . . . . .

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
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                      September 30,    December 31,
                                                         1997              1996
                                                      ------------     ------------
                                                       (unaudited)
ASSETS

Investment properties, at cost:
    Land                                              $  6,232,801     $  6,232,801
    Buildings and improvements                          20,311,233       20,268,559
                                                      ------------     ------------
                                                        26,544,034       26,501,360
    Less accumulated depreciation                        9,566,716        8,929,957
                                                      ------------     ------------
      Net investment properties                         16,977,318       17,571,403
Cash and cash equivalents                                1,560,979        1,417,536
Accounts and notes receivable,
   net of allowance of $5,412 and
   $7,283, in 1997 and 1996, respectively                  757,193          727,269
Other assets, at cost, net of accumulated
    amortization of $492,440 and $437,800
    in 1997 and 1996, respectively                         261,545          277,723
                                                      ------------     ------------
                                                      $ 19,557,035     $ 19,993,931
                                                      ============     ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                      $     21,755     $     25,301
Accrued property taxes                                     183,175          193,937
Security deposits                                          202,093          205,793
                                                      ------------     ------------
           Total liabilities                               407,023          425,031
                                                      ------------     ------------

Minority interest in joint venture                       1,415,097        1,468,518
                                                      ------------     ------------

Partners' equity:
    General Partners:
      Capital contributions                                  1,000            1,000
      Cumulative net earnings                              212,335          194,802
      Cumulative cash distributions                       (358,193)        (333,350)
                                                      ------------     ------------
                                                          (144,858)        (137,548)
                                                      ------------     ------------

    Limited Partners (28,227 Interests):
      Capital contributions, net of offering costs      24,570,092       24,570,092
      Cumulative net earnings                           10,861,213       10,002,076
      Cumulative cash distributions                    (17,551,532)     (16,334,238)
                                                      ------------     ------------
                                                        17,879,773       18,237,930
                                                      ------------     ------------
           Total partners' equity                       17,734,915       18,100,382
                                                      ------------     ------------
                                                      $ 19,557,035     $ 19,993,931
                                                      ============     ============


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                 ---------------------------    ---------------------------
                                                    1997            1996           1997             1996
                                                 -----------     -----------    -----------     -----------
Income:
    Rental                                       $   779,480     $   726,467    $ 2,409,591     $ 2,215,719
    Interest                                          25,254          19,789         64,170          55,669
                                                 -----------     -----------    -----------     -----------
                                                     804,734         746,256      2,473,761       2,271,388
                                                 -----------     -----------    -----------     -----------

Expenses:
    Depreciation                                     212,407         211,674        636,759         632,482
    Property operating                               188,092         230,591        596,814         622,820
    General and administrative                        94,708          75,932        260,110         253,705
    Bad debt (recovery)                                 (578)            179         (1,871)          5,308
                                                 -----------     -----------    -----------     -----------
                                                     494,629         518,376      1,491,812       1,514,315
                                                 -----------     -----------    -----------     -----------

        Earnings before minority interest            310,105         227,880        981,949         757,073

Minority interest in joint venture's
  earnings                                            34,407          33,097        105,279          99,679
                                                 -----------     -----------    -----------     -----------

     Net earnings                                $   275,698     $   194,783    $   876,670     $   657,394
                                                 ===========     ===========    ===========     ===========

Earnings per limited partnership
 interest                                        $      9.57     $      6.76    $     30.44           22.82
                                                 ===========     ===========    ===========     ===========



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
--------------------------------------------------------------------------------


                                                   General          Limited
                                                   Partners         Partners          Total
                                                 ------------     ------------     ------------
Nine months ended September 30, 1996:

    Balance at December 31, 1995                 $   (126,844)    $ 18,762,421     $ 18,635,577
    Net earnings                                       13,148          644,246          657,394
    Cash distributions                                (21,602)      (1,058,514)      (1,080,116)
                                                 ------------     ------------     ------------
    Balance at September 30, 1996                $   (135,298)    $ 18,348,153     $ 18,212,855
                                                 ============     ============     ============


Nine months ended September 30, 1997:

    Balance at December 31, 1996                 $   (137,548)    $ 18,237,930     $ 18,100,382
    Net earnings                                       17,533          859,137          876,670
    Cash distributions                                (24,843)      (1,217,294)      (1,242,137)
                                                 ------------     ------------     ------------
    Balance at September 30, 1997                $   (144,858)    $ 17,879,773     $ 17,734,915
                                                 ============     ============     ============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                               Nine Months Ended
                                                                  September 30,
                                                           ---------------------------
                                                              1997            1996
                                                           -----------     -----------
Cash flows from operating activities:
    Net earnings                                           $   876,670     $   657,394
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts (recoveries), net                              (1,871)          5,308
       Depreciation                                            636,759         632,482
       Amortization of other assets                             54,640          50,083
       Minority interest in joint venture's earnings           105,279          99,679
       Change in assets and liabilities:
          Accounts and notes receivable                        (28,053)        (33,634)
          Other assets                                         (38,462)        (55,631)
          Accounts payable                                      (3,546)         (2,903)
          Accrued property taxes and security deposits         (14,462)         (6,834)
                                                           -----------     -----------
             Net cash provided by operating activities       1,586,954       1,345,944
                                                           -----------     -----------

Cash flows from investing activities -
    Additions to investment properties                         (42,674)        (66,570)
                                                           -----------     -----------

Cash flows from financing activities:
    Distributions to minority interest in joint venture       (158,700)       (148,050)
    Cash distributions                                      (1,242,137)     (1,080,116)
                                                           -----------     -----------
             Net cash used in financing activities          (1,400,837)     (1,228,166)
                                                           -----------     -----------

Net increase in cash and cash equivalents                      143,443          51,208

Cash and cash equivalents at beginning of period             1,417,536       1,325,197
                                                           -----------     -----------

Cash and cash equivalents at end of period                 $ 1,560,979     $ 1,376,405
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

    Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At September 30, 1997 and December 31, 1996, $499,987 and $506,148 respectively, of accounts receivable related to such accruals.

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

--------------------------------------------------------------------------------

    The following information relates to estimated fair values of the Partnership's financial instruments as of September 30, 1997 and December 31, 1996. For cash and cash equivalents, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

    Cash Distributions from Sales or Refinancings (other than the 1% of Cash Distributions from Sales or Refinancings payable to the Non-corporate General Partner) payable to the General Partners shall be allocated 62 1/2% to the Non- corporate General Partner and 37 1/2% to the Corporate General Partner.

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

    The financial information included in this interim report as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited consolidated financial statements. The notes to the consolidated financial statements in the Partnership's 1996 annual report are an integral part of the consolidated financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997, the Partnership had cash and cash equivalents of $1,560,979. Such amounts represent cash generated from operations and working capital reserves.

    Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At September 30, 1997 and December 31, 1996, $499,987 and $506,148, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $28,053 (exclusive of bad debts and recoveries) from December 31, 1996 to September 30, 1997 is primarily due to an increase in receivables for rent collected (but not yet remitted by the property management companies) at Tower Place Festival Shopping Center, Mountain View Plaza Shopping Center and Castle Oaks Shopping Center. As of September 30, 1997 and December 31, 1996, the Partnership had allowances of $5,412 and $7,283, respectively, for uncollectible accounts receivable.

    The decrease of $10,762 in accrued property taxes from December 31, 1996 to September 30, 1997 is primarily due to the payment of 1996 property taxes for the Partnership's properties.

    During the three months ended September 30, 1997, the Partnership made Cash Distributions from Operations totalling $432,046 relating to the three month period ended June 30, 1997. Subsequent to September 30, 1997, the Partnership made Cash Distributions from Operations of $432,046 relating to the three months ended September 30, 1997. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

    Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies, and/or effective rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

    Rental income increased $193,872 for the nine months ended September 30, 1997 as compared to the same period in 1996. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                             Three Months Ended               Nine Months Ended
                                               September 30,                     September 30,
                                        ----------------------------      ----------------------------
                                           1997             1996             1997             1996
                                        -----------      -----------      -----------      -----------
Mountain View Plaza Shopping Center

    Rental income                       $   244,952      $   211,367      $   762,381      $   673,809
    Bad debt expense (recovery)               $ -0-            $ -0-            $ -0-            $ -0-
    Average occupancy                           100%              94%             100%              94%

Castle Oaks Village Shopping Center

    Rental income                       $   101,993      $    85,509      $   311,347      $   240,352
    Bad debt expense (recovery)         $      (578)     $     2,504      $    (2,831)     $     8,324
    Average occupancy                            90%              80%              91%              74%

Tower Place Festival Shopping Center

    Rental income                       $   432,535      $   429,591      $ 1,335,863      $ 1,301,558
    Bad debt expense (recovery)               $ -0-      $    (2,325)     $       960      $    (3,016)
    Average occupancy                            98%              97%              98%              97%

    Rental income at Mountain View Plaza in Scottsdale, Arizona increased $88,572 for the nine months ended September 30, 1997 as compared to the same period in 1996 with higher rent due to higher occupancy, higher rental rates and increased tenant reimbursements for common area maintenance costs and real estate taxes being offset by decreases in tenant reimbursements for insurance costs.

    Occupancy at Mountain View Plaza averaged 100% during the third quarter, unchanged from the previous quarter. In June, Reay's Ranch Markets, the specialty grocery store who occupied 19,359 square feet was acquired by Wild Oats Markets, a larger chain which operates approximately 45 stores. In September it was learned that Wild Oats intends to close the store at Mountain View Plaza in November so that it will not compete with other Wild Oats locations in the Scottsdale area. Wild Oats does intend to continue paying rent after the store closes. Managment is aggressively purusing a replacement tenant and is also exploring what claims it may have, if any, against Wild Oats pursuant to the lease and the assignment from Reay's to Wild Oats.

    Rental income at Castle Oaks in Castle Hills (San Antonio), Texas increased $70,995 for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily due to an increase in occupancy, an increase in rental rates and higher tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

    Occupancy at Castle Oaks Village averaged 90% for the third quarter, a one percent decrease from the previous quarter. In September one tenant who occupied 932 square feet vacated its space upon expiration of its lease.

    Rental income at Tower Place in Pineville (Charlotte), North Carolina increased $34,305 for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily due to an increase in occupancy, an increase in rental rates and an increase in tenant reimbursements for common area maintenance costs, offset by a decrease in percentage rent received.

    Occupancy at Tower Place Festival averaged 98% during the third quarter, unchanged from the previous quarter. In June a new tenant who signed a lease for 2,100 square feet took occupancy of its space and in August a tenant who occupied 1,260 square feet vacated its space upon expiration of its lease.

    Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

    Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. The decrease in property operating expenses of $26,006 for the nine months ended September 30, 1997 as compared to the same period in 1996 is primarily due to lower repair and maintenance costs at each of the properties and lower legal fees at Castle Oaks. Mountain View's total operating expenses decreased with decreases in parking lot and roof maintenance being offset by increases in property management fees, security costs, and real estate taxes. Castle Oaks' total operating expenses increased slightly with increases in landscaping costs and property management fees being offset by decreases in legal fees and insurance costs. Tower Place's total operating expenses decreased with decreases in repair and maintenance costs and utilities being offset by increases in leasing and promotion costs and property management fees.

    General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses increased $6,405 for the nine months ended September 30, 1997 as compared to the same period in 1996, primarily due to increases in rent, telephone, salaries and benefits, seminars and education costs, and legal and accounting fees.

    Recently the General Partners received an unsolicited offer to purchase all of the Partnership's properties, as well as the properties owned by Murray Income Properties II, Ltd. This offer was carefully considered, but ultimately rejected due to the General Partners' determination that the terms of the offer were not in the best interests of the Limited Partners.

    Over the past several years the real estate markets have gotten stronger and the properties' performance has improved, as evidenced by the recent increases in the Partnership's distribution and the increase in the Partnership's net income. This improvement in the real estate markets has resulted in an increase in the number of potential buyers as well as the number of parties interested in purchasing limited partnership units on the secondary market. Some of these groups have solicited our limited partners with offers to buy their units at prices well below the liquidation value stated each year in the Partnership's annual report. Barring any unforseen circumstances, the General Partners believe that the markets will continue to improve. Also, management will continue to pursue a strategy of carefully selecting tenants, achieving the highest rents possible, and maintaining the properties in first class condition. This strategy should result in the properties being well positioned when the decision to sell is made. Management is constantly analyzing market conditions, comparable sales, and economic trends in order to evaluate their impact on the value of the Partnership's properties, and intends to sell the portfolio at the time when such a sale will maximize the properties' values and otherwise be in the best interest of the Limited Partners.

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

    (b)  Reports on Form 8-K filed during the quarter ended September 30, 1997:

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

                                         MURRAY INCOME PROPERTIES I, LTD.

                                         By: Murray Realty Investors VIII, Inc.
                                             A General Partner



Date: November 12, 1997                  By: /s/ Mitchell Armstrong
                                            -----------------------------------
                                             Mitchell Armstrong
                                             President
                                             Chief Financial Officer

                               INDEX TO EXHIBITS


                                  DESCRIPTION

       Exhibit No.
         3a      Agreement of Limited Partnership of Murray Income Properties,
                 Ltd.-84. Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to
                 Partnership's Form S-11 Registration Statement. (File No.
                 2-90016)

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