Form 10-K
period 1997-12-31
MURRAY INCOME PROPERTIES I LTD
filed 1998-03-24
CIK 742299

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K



(Mark One)

  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----         EXCHANGE ACT OF 1934

              For the Fiscal Year Ended DECEMBER 31, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
-----         SECURITIES EXCHANGE ACT OF 1934

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

               Yes   X                               No
                  ------                                ------
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [ ]

                               TABLE OF CONTENTS

                                                                                                           Page
                                     PART I

Item 1.            Business                                                                                 1

Item 2.            Properties                                                                               2

Item 3.            Legal Proceedings                                                                        3

Item 4.            Submission of Matters to a Vote of Security Holders                                      3

                                    PART II

Item 5.            Market for the Partnership's Limited Partnership                                         4
                   Interests and Related Security Holder Matters

Item 6.            Selected Financial Data                                                                  4

Item 7.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                      5

Item 8.            Financial Statements and Supplementary Data                                              9

Item 9.            Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                                                  19

                                    PART III

Item 10.           Directors and Executive Officers of the Partnership                                     20

Item 11.           Executive Compensation                                                                  21

Item 12.           Security Ownership of Certain Beneficial Owners
                   and Management                                                                          22

Item 13.           Certain Relationships and Related Transactions                                          22

                                    PART IV

Item 14.           Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K                                                                     23





Signatures                                                                                                 30

Index to Exhibits                                                                                          31


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

      Mountain View Plaza Shopping Center. At December 31, 1997, Mountain View was 100% leased. One tenant, Wild Oats Markets, Inc., leases approximately 33.3% of the total rentable space of the property. The Wild Oats lease expires on August 31, 2005 and the tenant has an option to renew for two successive five year periods. Childtime Childcare leases 10.3% of the total rentable space. The Childtime Childcare lease expires January 31, 2000. This tenant has no further options to renew its lease. At December 31, 1996, Mountain View was 100% leased.

      Mountain View is subject to competition from similar types of properties in the vicinity in which it is located. The following information on competitive properties in the vicinity of Mountain View has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.


                                                      Rentable                  Percent Leased at
                  Property                          Square Feet                 December 31, 1997
                  --------                          -----------                 -----------------

                     1                                 81,500                             95%
                     2                                 61,000                            100%
                     3                                 94,100                             92%


      Castle Oaks Village Shopping Center. At December 31, 1997, Castle Oaks was 92% leased. One tenant, Razmiko's Ltd., leases 13.5% of the total rentable space of the property. This lease expires on September 30, 2000. At December 31, 1996, Castle Oaks was 91% leased.

      Castle Oaks is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.


                                                      Rentable                  Percent Leased at
                  Property                          Square Feet                 December 31, 1997
                  --------                          -----------                 -----------------

                     1                                100,000                             91%
                     2                                 48,500                            100%
                     3                                 42,900                            100%


      Tower Place Festival Shopping Center. At December 31, 1997, Tower Place was 100% leased. One tenant, General Cinema, leases 27.8% of the total rentable space of the property and another, J&K Cafeterias, leases 10.6% of the total rentable space. The General Cinema lease expires on September 30, 2006, with the tenant having the option to extend the term of the lease for two successive terms of five years each. The J&K Cafeteria lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 1996, Tower Place was 100% leased.

      Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.


                                                      Rentable                  Percent Leased at
                  Property                          Square Feet                 December 31, 1997
                  --------                          -----------                 -----------------

                     1                                248,700                             96%
                     2                                 40,800                             97%
                     3                                 65,800                             96%


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


ITEM 2.  PROPERTIES.

      The Partnership owns the properties described below:

      Location                               Description of Property
      --------                               -----------------------

      Scottsdale, Arizona                    Mountain View Plaza Shopping Center
                                             A 58,154 square foot shopping
                                             center situated on 7.6 acres. At
                                             December 31, 1997, Mountain View
                                             was 100% leased at an average
                                             annual lease rate of $12.62. Lease
                                             rates range from $6.83 to $20.88
                                             per square foot.

      San Antonio, Texas                     Castle Oaks Village Shopping Center
                                             A 33,435 square foot shopping
                                             center situated on 3.013 acres. At
                                             December 31, 1997, Castle Oaks was
                                             92% leased at an average annual
                                             lease rate of $10.88. Lease rates
                                             range from $9.60 to $12.50 per
                                             square foot.

      The Partnership also owns an 85% interest in Tower Place Joint Venture which owns the property described below:

      Pineville (Charlotte),                Tower Place Festival Shopping Center
        North Carolina                      A 114,586 square foot shopping
                                            center situated on 10.777
                                            acres. At December 31, 1997, Tower
                                            Place was 100% leased at an
                                            average annual lease rate of
                                            $13.69. Lease rental rates range
                                            from $8.00 to $16.50 per square
                                            foot.



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

      At December 31, 1997, there were 2,400 record holders, owning an aggregate of 28,277 Interests.

      The Partnership made its initial Cash Distribution from Operations following the quarter ended March 31, 1985, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Interest during the period from January 1, 1993 to December 31, 1997. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis.

      The Partnership Agreement provides that under certain circumstances, the General Partners may, in their sole discretion and upon the request of a Limited Partner, repurchase the Interests held by such Limited Partner. Murray Realty Investors VIII, Inc. is obligated to set aside 25% of its share of Cash Distributions from Operations and Crozier Partners VIII, Ltd. is obligated to set aside 25% of its 5% share of Cash Distributions from Operations that is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from Cash Distributions from Operations for this purpose. Any such repurchase shall be subject to the availability of funds set aside and the other terms and conditions set forth in the Partnership Agreement. For information on such terms and conditions, see Section 10.15 of the Agreement of Limited Partnership as contained in amendment number nine to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989 attached hereto as Exhibit 99c. As of December 31, 1997, no funds were available for this purpose.

ITEM 6. SELECTED FINANCIAL DATA.


                                                 Year Ended December 31,
                           -------------------------------------------------------------------
                               1997          1996          1995          1994         1993
                           -----------   -----------   -----------   -----------   -----------

Income                     $ 3,298,152   $ 3,052,985   $ 2,846,710   $ 2,804,229   $ 2,685,556
Earnings Before
  Minority Interest          1,275,571     1,037,019       918,032       926,811       826,360
Minority Interest
  in Joint Venture's
  Earnings                     135,394       132,060       115,220       109,520       118,743
Net Earnings                 1,140,177       904,959       802,812       817,291       707,617
Earnings per Limited
  Partnership Interest *         39.59         31.42         27.87         28.38         24.57
Distributions per
  Limited Partnership
  Interest *                     58.13         50.00         50.00         50.00         42.50
Total Assets at
  Year End                 $19,350,195   $19,993,931   $20,598,892   $21,234,326   $21,923,351


* Based on limited partnership interests outstanding at year-end and net earnings or distributions allocated to the Limited Partners.

The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 8 of this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

      As of December 31, 1997, the Partnership had cash and cash equivalents of $1,620,246. Such amounts represent cash generated from operations and working capital reserves.

      An increase in investment properties, buildings and improvements of $50,624 from December 31, 1996 to December 31, 1997 is primarily due to the replacement of a roof on one of the buildings at Mountain View, the installation of additional parking lot lighting at Tower Place and tenant improvements at all of the Partnership's properties.

      Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At December 31, 1997 and December 31, 1996, there were $492,448 and $506,148, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. A decrease from December 31, 1996 to December 31, 1997 in accounts receivable (before bad debts) of $15,968 is primarily due to a decrease in receivables for rent collected (but not yet remitted to the Partnership by the property management companies) at Tower Place and Mountain View and receivables related to the accruals described above at Tower Place. As of December 31, 1997 and December 31, 1996, the Partnership had allowances of $5,655 and $7,283, respectively, for uncollectible accounts receivable.

      During the year ended December 31, 1997, the Partnership made Cash Distributions from Operations totaling $1,674,183. Subsequent to December 31, 1997 the Partnership made a Cash Distribution from Operations of $432,046 relating to the three months ended December 31, 1997. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

      Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies, and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

      Market conditions continued to strengthen in the markets in which the Partnership owns property, as evidenced by the improved performance of all three shopping centers in 1997 as compared to 1996. Average occupancy, average lease rates, and rental income were higher at all three properties in 1997 than in the previous year. The Charlotte retail market has remained healthy, with occupancy rates stable in the face of supermarket driven development. This development is expected to continue with the construction of a 65-mile loop around the city, spurring residential development in the suburbs which in turn provides the impetus for the development of new shopping centers. This new development could eventually have a negative impact on rental rates and occupancy at Tower Place. The Phoenix retail market remained strong in 1997, as the overall occupancy rate remained at 92% for the second consecutive year. The North Scottsdale submarket, where Mountain View is located, had an occupancy rate of 98% at year-end 1997, the highest occupancy rate of any submarket in the Phoenix metropolitan area. There was little change in the San Antonio retail market in 1997. According to published reports, the occupancy rate for the city as a whole was 90% at year-end 1997, unchanged from year-end 1996. Northwest San Antonio, where Castle Oaks is located, was also unchanged from year-end 1996, with a year-end occupancy rate of 89%.

Results of Operations

      Rental income increased $232,755 (8%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996. Rental income increased $205,514 (7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1997, December 31, 1996 and December 31, 1995, respectively, for each of the Partnership's properties:


                                                             For the years ended
                                                                December 31,
                                                -------------------------------------------
                                                    1997           1996             1995
                                                -----------     -----------     -----------
Mountain View Plaza Shopping Center
         Rental income                          $ 1,023,190     $   907,881     $   870,777
         Bad debt expense (recovery)                    -0-             (45)            542
         Average occupancy                              100%             95%             97%

Castle Oaks Shopping Center
         Rental income                          $   414,070     $   333,257     $   283,022
         Bad debt expense (recovery)                 (4,625)          9,788          10,533
         Average occupancy                               90%             75%             69%

Tower Place Festival Shopping Center
         Rental income                          $ 1,772,710     $ 1,736,077     $ 1,617,902
         Bad debt expense (recovery)                  2,997          (4,305)         (5,521)
         Average occupancy                               98%             97%             96%



     Rental income at Mountain View increased $115,309 (13%) for the year ended December 31, 1997, as compared to the year ended December 31, 1996 with higher rent due to higher occupancy, higher rental rates and increased tenant reimbursements for common area maintenance costs and real estate taxes being offset by decreases in tenant reimbursements for insurance costs. Rental income at Mountain View increased $37,104 (4%) for the year ended December 31, 1996, as compared to the year ended December 31, 1995 primarily due to higher rent due to higher rental rates and increased tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

     Mountain View averaged 100% occupancy during 1997, a five percent increase over the previous year. During the year, two tenants who occupy 2,080 square feet renewed their leases for five years. One tenant who occupies 880 square feet renewed its lease for three years. One tenant who occupied 880 square feet vacated its space prior to the expiration of its lease but continued to pay rent under the terms of its lease. Reay's Ranch Markets, the specialty grocery store who occupied 19,359 square feet, was acquired by Wild Oats Markets, a larger chain which operates approximately 45 stores. In November, Wild Oats closed the location at Mountain View due to lower than anticipated sales. Wild Oats does intend to continue paying rent. As of December 31, 1997, Mountain View was 100% leased.

     Rental income at Castle Oaks increased $80,813 (24%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily due to an increase in occupancy, an increase in rental rates and higher tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs. Rental income at Castle Oaks increased $50,235 (18%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to an increase in occupancy and rental rates and higher tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

     Castle Oaks averaged 90% occupancy during the year, a 15% increase over the previous year. One tenant who occupied 1,830 square feet vacated its space upon expiration of its lease. This space was subsequently leased to a new tenant. One new lease for 1,245 square feet was executed and this tenant took occupancy in December. One tenant who occupied 932 square feet vacated its space upon expiration of its lease and one tenant who occupies 1,500 square feet renewed its lease for five years. As of December 31, 1997, Castle Oaks was 92% leased.

     Rental income at Tower Place increased $36,633 (2%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily due to an increase in occupancy, an increase in rental rates and an increase in tenant reimbursements for common area maintenance costs, offset by a decrease in percentage rent received. Rental income at Tower Place increased $118,175 (7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995 primarily due to an increase in rental rates along with an increase in percentage rent received from J&K Cafeterias and an increase in tenant reimbursements for common area maintenance costs, offset by lower tenant reimbursements for real estate taxes and insurance costs.

     Tower Place averaged 98% occupancy for the year ended December 31, 1997, a one percent increase over the previous year. Two tenants who occupied 3,360 square feet vacated their space upon expiration of their leases. Both of these spaces were subsequently leased to new tenants who took occupancy during 1997. Four tenants totalling 5,864 square feet vacated their spaces prior to the expiration of their leases. One of these tenants, who had occupied 1,600 square feet, continued to pay rent under the lease. This space was subsequently subleased to a new tenant and this lease expires on April 30, 1998. The other three spaces which were vacated have all been re-leased with two of the new tenants taking occupancy in 1997 and one during the first quarter of 1998. Two tenants who occupy 3,000 square feet renewed their leases for five years and three tenants who occupy 5,180 square feet renewed their leases for three years. As of December 31, 1997, Tower Place was 98% occupied.

     Interest income of the Partnership increased $12,412 (16%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily due to larger balances of invested funds. Interest income of the Partnership was relatively unchanged for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses decreased $7,399 (1%) for the year ended December 31, 1997 as compared to the previous year primarily due to lower repair and maintenance costs at Mountain View. Mountain View's total operating expenses decreased with decreases in parking lot and roof maintenance being offset by increases in property management fees, security costs, and real estate taxes. Castle Oaks' total operating expenses increased slightly with increases in landscaping costs and property management fees being offset by decreases in legal fees and insurance costs. Tower Place's total operating expenses increased with increases in parking lot maintenance costs, leasing and promotion costs and property management fees being offset by decreases in utilities and landscaping costs.

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

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses increased $22,081 (7%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996, primarily due to increases in rent, telephone, salaries and benefits, seminars and education costs, and legal and accounting fees.

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

     Bad debt expenses decreased $7,066 for the year ended December 31, 1997 as compared to the same period in 1996 with bad debts at Tower Place being offset by recoveries at Castle Oaks. Bad debt expenses remained flat for the year ended December 31, 1996 as compared to the same period in 1995 with bad debts at Castle Oaks being offset by recoveries at Mountain View and Tower Place. The reduction is primarily due to intensive efforts by Partnership management and the property managers to recognize and resolve potential tenant problems as rapidly as possible, thereby reducing the buildup in outstanding rent receivables.

     The effect of inflation on results of operations for the years ended December 31, 1997, 1996, and 1995 was not significant.

     Over the past several years the real estate markets have gotten stronger and the properties' performance has improved. This improvement has resulted in an increase in the number of potential buyers as well as the number of parties interested in purchasing limited partnership units on the secondary market. Some of these groups have solicited the Partnership's limited partners directly with offers to buy their units. Barring any unforseen circumstances, the General Partners believe that the markets will continue to improve. Also, management will continue to pursue a strategy of carefully selecting tenants, achieving the highest rents possible, and maintaining the properties in first class condition. This strategy should result in the properties being well positioned when the decision to sell is made. Management is constantly analyzing market conditions, comparable sales, and economic trends in order to evaluate their impact on the value of the Partnership's properties, and intends to sell the portfolio at the time when such a sale will maximize the properties' values and otherwise be in the best interest of the Limited Partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as a part of this report:



                                                                                            Page
                                                                                           Number
                                                                                           ------
Independent Auditors' Report                                                                 10

Consolidated Balance Sheets - December 31, 1997 and 1996                                     11

Consolidated Statements of Earnings - Years ended                                            12
     December 31, 1997, 1996, and 1995

Consolidated Statements of Changes in Partners' Equity -                                     13
     Years ended December 31, 1997, 1996, and 1995

Consolidated Statements of Cash Flows - Years ended                                          14
     December 31, 1997, 1996, and 1995

Notes to Consolidated Financial Statements                                                   15 - 18



                          INDEPENDENT AUDITORS' REPORT


The Partners
Murray Income Properties I, Ltd.:

We have audited the accompanying consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties I, Ltd. and consolidated joint venture as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.






                                                           KPMG Peat Marwick LLP


Dallas, Texas
February 27, 1998

                        MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 and 1996



                                                         1997            1996
                                                    ------------    ------------
ASSETS


Investment properties, at cost (note 3):
   Land                                             $  6,232,801    $  6,232,801
   Buildings and improvements                         20,319,183      20,268,559
                                                    ------------    ------------
                                                      26,551,984      26,501,360
   Less accumulated depreciation                       9,779,632       8,929,957
                                                    ------------    ------------
     Net investment properties                        16,772,352      17,571,403
Cash and cash equivalents                              1,620,246       1,417,536
Accounts and notes receivable,
   net of allowance of $5,655 and $7,283,
   in 1997 and 1996, respectively (note 1)               712,929         727,269
Other assets, at cost, net of accumulated
   amortization of $512,307 and $437,800 in
   1997 and 1996, respectively                           244,668         277,723
                                                    ------------    ------------
                                                    $ 19,350,195    $ 19,993,931
                                                    ============    ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                    $     13,498    $     25,301
Accrued property taxes                                   195,500         193,937
Security deposits                                        183,609         205,793
                                                    ------------    ------------
          Total liabilities                              392,607         425,031
                                                    ------------    ------------

Minority interest in joint venture (note 3)            1,391,212       1,468,518
                                                    ------------    ------------
Partners' equity:
   General Partners:
     Capital contributions                                 1,000           1,000
     Cumulative net earnings                             217,606         194,802
     Cumulative cash distributions                      (366,834)       (333,350)
                                                    ------------    ------------
                                                        (148,228)       (137,548)
                                                    ------------    ------------
   Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs     24,570,092      24,570,092
     Cumulative net earnings                          11,119,449      10,002,076
     Cumulative cash distributions                   (17,974,937)    (16,334,238)
                                                    ------------    ------------
                                                      17,714,604      18,237,930
                                                    ------------    ------------
          Total partners' equity                      17,566,376      18,100,382
                                                    ------------    ------------
                                                    $ 19,350,195    $ 19,993,931
                                                    ============    ============


See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                       Years Ended
                                                       December 31
                                       ----------------------------------------
                                           1997          1996          1995
                                       -----------    -----------   -----------
Income:
   Rental (notes 3 and 5)              $ 3,209,970    $ 2,977,215   $ 2,771,701
   Interest                                 88,182         75,770        75,009
                                       -----------    -----------   -----------
                                         3,298,152      3,052,985     2,846,710
                                       -----------    -----------   -----------

Expenses:
   Depreciation                            849,675        850,676       853,900
   Property operating                      837,331        844,730       800,624
   General and administrative              337,203        315,122       268,600
   Bad debts (recoveries), net              (1,628)         5,438         5,554
                                       -----------    -----------   -----------
                                         2,022,581      2,015,966     1,928,678
                                       -----------    -----------   -----------

       Earnings before minority
        interest                         1,275,571      1,037,019       918,032

Minority interest in joint venture's
   earnings (note 3)                       135,394        132,060       115,220
                                       -----------    -----------   -----------
       Net earnings                    $ 1,140,177    $   904,959   $   802,812
                                       ===========    ===========   ===========
Earnings per limited partnership
 interest                              $     39.59    $     31.42   $     27.87
                                       ===========    ===========   ===========


See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                                  General         Limited
                                                  Partners        Partners         Total
                                                ------------    ------------    ------------
Year ended December 31, 1995:

   Balance at December 31, 1994                 $   (114,097)   $ 19,387,015    $ 19,272,918
   Net earnings                                       16,056         786,756         802,812
   Cash distributions ($50.00 per limited
     partnership interest)                           (28,803)     (1,411,350)     (1,440,153)
                                                ------------    ------------    ------------
   Balance at December 31, 1995                 $   (126,844)   $ 18,762,421    $ 18,635,577
                                                ------------    ------------    ------------

Year ended December 31, 1996:

   Net earnings                                       18,099         886,860         904,959
   Cash distributions ($50.00 per limited
     partnership interest)                           (28,803)     (1,411,351)     (1,440,154)
                                                ------------    ------------    ------------
   Balance at December 31, 1996                 $   (137,548)   $ 18,237,930    $ 18,100,382
                                                ------------    ------------    ------------

Year ended December 31, 1997:

   Net earnings                                       22,804       1,117,373       1,140,177
   Cash distributions ($58.13 per limited
     partnership interest)                           (33,484)     (1,640,699)     (1,674,183)
                                                ------------    ------------    ------------
   Balance at December 31, 1997                 $   (148,228)   $ 17,714,604    $ 17,566,376
                                                ============    ============    ============



See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     Years ended
                                                                      December 31
                                                      -----------------------------------------
                                                         1997            1996          1995
                                                      -----------    -----------    -----------
Cash flows from operating activities:
   Net earnings                                       $ 1,140,177    $   904,959    $   802,812
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Bad debts (recoveries), net                           (1,628)         5,438          5,554
     Depreciation                                         849,675        850,676        853,900
     Amortization of other assets                          74,507         67,548         63,986
     Minority interest in joint venture's earnings        135,394        132,060        115,220
     Change in assets and liabilities:
       Accounts and notes receivable                       15,968        (43,476)       (39,704)
       Other assets                                       (41,452)       (82,739)       (70,469)
       Accounts payable                                   (11,803)        (1,314)         5,755
       Accrued property taxes and security deposits       (20,621)        (1,762)        63,482
                                                      -----------    -----------    -----------
          Net cash provided by operating activities     2,140,217      1,831,390      1,800,536
                                                      -----------    -----------    -----------
Cash flows from investing activities -
   Additions to investment properties                     (50,624)      (100,147)      (107,651)
                                                      -----------    -----------    -----------
Cash flows from financing activities:
   Distributions to minority interest in
     joint venture                                       (212,700)      (198,750)      (182,550)
   Cash distributions                                  (1,674,183)    (1,440,154)    (1,440,153)
                                                      -----------    -----------    -----------
        Net cash used in financing activities          (1,886,883)    (1,638,904)    (1,622,703)
                                                      -----------    -----------    -----------

Net increase in cash and cash equivalents                 202,710         92,339         70,182
Cash and cash equivalents at beginning of year          1,417,536      1,325,197      1,255,015
                                                      -----------    -----------    -----------
Cash and cash equivalents at end of year              $ 1,620,246    $ 1,417,536    $ 1,325,197
                                                      ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997

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

   Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 1997 and 1996, there were $492,448 and $506,148, respectively, of accounts receivable related to such accruals.

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

   The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 1997 and 1996. For cash and cash equivalents, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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


                                                                    (Continued)
                                       16

                        MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   Operating leases with tenants range in terms from two to 20 years. Fixed minimum future rentals under existing leases at December 31, 1997 are as follows:



   Years ending December 31:


          1998                       $ 2,452,283
          1999                         2,147,336
          2000                         1,583,271
          2001                         1,310,825
          2002                         1,158,913
          Thereafter                   2,766,152
                                       ---------
                                     $11,418,780
                                     ===========


    Rental income includes $653,652, $588,924, and $511,614 in 1997, 1996, and
1995, respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.


4. RECONCILIATION OF CONSOLIDATED FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

     Reconciliation of consolidated financial statement net earnings to Federal income tax basis net earnings is as follows:


                                                                         Years Ended
                                                                         December 31
                                                          -----------------------------------------
                                                             1997           1996           1995
                                                          -----------    -----------    -----------

Net earnings - financial statement basis                  $ 1,140,177    $   904,959    $   802,812
                                                          -----------    -----------    -----------
  Financial statement basis depreciation/amortization
      over (under) tax basis depreciation/amortization         32,530         17,687        (12,924)
  Financial statement basis rental income
    over tax basis rental income                              (13,895)       (17,927)       (15,833)
  Tax basis operating expenses over financial statement
    basis operating expenses                                      -0-            -0-        (34,725)
  Financial statement basis joint venture earnings
    under (over) tax basis joint venture earnings              28,191         (2,145)        24,027
                                                          -----------    -----------    -----------
Sub-total                                                      46,826         (2,385)       (39,455)
                                                          -----------    -----------    -----------
Net earnings - Federal income tax basis                   $ 1,187,003    $   902,574    $   763,357
                                                          ===========    ===========    ===========



                                                                    (Continued)
                                       17

                        MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          Reconciliation of consolidated financial statement partners' equity to Federal income tax basis partners' equity is as follows:



                                                                          December 31
                                                          --------------------------------------------
                                                              1997            1996            1995
                                                          ------------    ------------    ------------

Total partners' equity - financial statement basis        $ 17,566,376    $ 18,100,382    $ 18,635,577
  Current year financial statement net earnings
    under (over) tax basis net earnings                         46,826          (2,385)        (39,455)
  Cumulative prior years financial statement net
    earnings over tax basis net earnings                    (1,195,595)     (1,193,210)     (1,153,755)
                                                          ------------    ------------    ------------
Total partners' equity - Federal income tax basis         $ 16,417,607    $ 16,904,787    $ 17,442,367
                                                          ============    ============    ============



     Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

5.  BUSINESS AND CREDIT CONCENTRATION

     As previously noted the Partnership's properties are located in Scottsdale, Arizona, San Antonio, Texas and Charlotte, North Carolina.

     The Partnership had no outstanding receivable balances at December 31, 1997 or 1996, which, individually, exceeded 5% of the Partnership's total assets.

     Rental income from a major customer was approximately $448,000 for the years ended 1997, 1996, and 1995, respectively.

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

Crozier Partners VIII, Ltd, General Partner

      Jack E. Crozier, 69, General Partner. From 1954 through July 1990, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1990, he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets. Since June 1990, he has remained as a partner or limited partner in several real estate oriented limited partnerships. He is a consultant to several companies.

Murray Realty Investors VIII, Inc., Corporate General Partner

      The directors and executive officers of Murray Realty Investors VIII, Inc. are:

      Mitchell L. Armstrong, 47, President and Director. Mr. Armstrong became President of Murray Realty Investors VIII, Inc. on November 15, 1989. From September 1984 to that date, he was Senior Vice President - Product Development of Murray Realty Investors, Inc., and Murray Property Investors and Vice President - Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins & Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants and a member of the Institute of Certified Financial Planners.

      W. Brent Buck, 42, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors VIII, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership, except for Mountain View Plaza Shopping Center. Since their acquisition to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Texas real estate salesman license and a Mississippi broker's license.

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


                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                                                   Annual Compensation
                                           ------------------------------------
                                                                   All Other
Name and Principal Position                Year     Salary      Compensation(1)
                                           ----     -------     ---------------
Mitchell L. Armstrong,                     1997     $58,092         $ 2,495
  President*                               1996      56,236             443
                                           1995      54,864             291

W. Brent Buck,                             1997     $43,260         $ 1,503
  Executive Vice President*                1996      41,877             196
                                           1995      40,856             157


* Offices held in Murray Realty Investors VIII, Inc., the Corporate General Partner. (1) The Partnership provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees. The amounts shown in this column include the following:

      a) Contributions by the Partnership under its SEP-IRA plan which equaled 3% of each employee's covered compensation (salary and term insurance value). Prior to 1997, contributions were made only on behalf of the Partnership's non-management employees. Commencing in 1997, contributions were made on behalf of every employee of the Partnership, including $1,765 for Mr. Armstrong and $1,307 for Mr. Buck.

      b)   Full premium cost of term insurance that will benefit the executive.

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

      During the operational and liquidation stages of this Partnership, the General Partners and their affiliates receive various fees and distributions. For information on these types of remuneration, reference is made to the section entitled "Management Compensation" as contained in the Prospectus dated May 31, 1984 filed as a part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016) attached hereto as Exhibit 99d. See "Item 13. Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      No person (including any "group" as that term is used in Section 13
(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1997.

      No General Partner, officer, director or partner of the General Partners beneficially owned or owned of record directly or indirectly any Interests as of December 31, 1997.

      No arrangements are known to the Partnership which may result in a change of control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During the year ended December 31, 1997 the Partnership reimbursed Murray Income Properties II, Ltd. ("MIP II") for forty-seven percent (47%) of the costs associated with the management of the Partnership and MIP II. MIP II is a publicly-registered real estate limited partnership the general partners of which are affiliates of the General Partners. The reimbursement has been included in general and administrative expenses.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)  1.   Financial Statements - See Index to Financial Statements in
                Item 8 of this Form 10-K.

           2.   Financial Statement Schedules with Independent Auditors' Report
                Thereon:

                (i)   Consolidated Valuation and Qualifying Accounts (Schedule
                      II) - Years ended December 31, 1997, 1996, and 1995.

                (iii) Consolidated Real Estate and Accumulated Depreciation
                      (Schedule III) - December 31, 1997.

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

                10a Lease Agreement with Palo Alto Educational Systems, Inc. to lease certain premises as described within the Lease Agreement dated April 11, 1983 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10m to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

                10b Lease Agreement with General Cinema Corporation of North Carolina to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10o to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

                10c Lease Agreement with J&K Cafeterias to lease certain premises as described in the Lease Agreement dated April 12, 1994 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1994 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 21, 1995. (File No. 0-14105)

                10d Data Processing System Use Agreement between Murray Income Properties I, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1996. Reference is made to Exhibit 10d to the 1996 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 19, 1997. (File No. 0-14105)

                10e Property Management Agreement and Exclusive Marketing Agreement with Zell Management and Development, Inc. for property management services described in the Property Management Agreement dated December 20, 1989 (as extended pursuant to the Extension of Property Management Agreement dated December 3, 1997 at Mountain View Plaza Shopping Center). Filed herewith.

                10f Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated November 14, 1997 at Tower Place Festival Shopping Center. Filed herewith.

                10g Management Agreement with Cavender & Hill Properties, Inc. for management and operation services described in the Management Agreement dated June 30, 1996 at Castle Oaks Shopping Center. Reference is made to Exhibit 10a to the 1996 2nd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996. (File No. 0-14105)

                10h Lease Modification Agreement No. 1 dated February 14, 1992 with Childtime Childcare, Inc. at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10k to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

                10i Lease Agreement with Reay's Ranch Markets, Inc. to lease certain premises as described within the Lease Agreement dated October 20, 1992 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10m to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

                10j Third Amendment to Lease with Reay's Ranch Markets, Inc. dated November 3, 1993 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10n to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

                10k Fourth Amendment of Lease Agreement, Consent to Assignment and Estoppel Certificate dated June 30, 1997 by, between and among Wild Oats Markets, Inc., Reay's Ranch Markets, Inc., and Murray Income Properties I, Ltd. Filed herewith.

                10l Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated November 9, 1993 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

                10m Lease Agreement with Razmiko's, Ltd. to lease certain premises as described within the Lease Agreement dated August 1, 1995 at Castle Oaks Shopping Center. Reference is made to Exhibit 10m to the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1996. (File No. 0- 14105)

                10n Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with he Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

                10o Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with he Securities and Exchange Commission on November 8, 1996. (File No.
                       0-14105)

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

      (d)  Financial Statement Schedules with Independent Auditors' Report
           Thereon:

           (i) Consolidated Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1997, 1996, and 1995.

           (ii) Consolidated Real Estate and Accumulated Depreciation (Schedule
                III) - December 31, 1997.

           All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Partners
Murray Income Properties I, Ltd.:

Under date of February 27, 1998, we reported on the consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in
Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                                     KPMG Peat Marwick LLP

Dallas, Texas
February 27, 1998

                                                                    Schedule II


                        MURRAY INCOME PROPERTIES I, LTD.
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                     Balance at     Charged to               Balance at
                                     beginning      costs and                  end of
       Description                   of period      expenses     Deductions    period
       -----------                   ----------     ---------    ----------  -----------

Allowance for doubtful accounts:

   Year ended December 31, 1995       $21,446          5,554          5,242     21,758
                                      =======         ======         ======     ======

   Year ended December 31, 1996       $21,758          5,438         19,913      7,283
                                      =======         ======        ======      ======

   Year ended December 31, 1997       $ 7,283          (1,628)          -0-      5,655
                                      =======          ======        ======     ======


   Deductions are primarily for writeoffs of accounts and notes receivables deemed uncollectible by management.

                                                                    Schedule III

                 MURRAY INCOME PROPERTIES I, LTD. SCHEDULE III
                            (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE
             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION


                               DECEMBER 31, 1997

                                                                    COSTS CAPITALIZED
                                INITIAL COST                           SUBSEQUENT
                              TO PARTNERSHIP (A)                     TO ACQUISITION
                        -----------------------------------------   ------------------
                                                    BUILDINGS AND
    DESCRIPTION         ENCUMBRANCES     LAND       IMPROVEMENTS       IMPROVEMENTS
---------------------   ------------   ----------   -------------   -----------------
Shopping Center
  San Antonio, Texas       $ 0         $1,240,051   $   3,017,075         $   543,750
Shopping Center
  Scottsdale, Arizona      $ 0         $2,805,238   $   4,316,052         $   741,956
Shopping Center
  Pineville
  (Charlotte),
  North Carolina           $ 0         $2,187,512   $  10,280,876         $ 1,419,474
                                                                          -----------
                           $ 0         $6,232,801   $  17,614,003         $ 2,705,180
                                                                          ===========

                                     GROSS AMOUNT
                                   AT WHICH CARRIED AT                                                       LIFE ON WHICH
                                   CLOSE OF PERIOD (D)                                                      DEPRECIATION IN
                   --------------------------------------------------------------------           FISCAL    LATEST STATEMENT
                                      BUILDINGS AND                ACCUMULATED      YEAR OF        YEAR        OF EARNINGS
                          LAND        IMPROVEMENTS      TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED     IS COMPUTED
                        --------      -------------   ----------   ------------   ------------   --------   ---------------
Shopping Center
  San Antonio, Texas    $1,240,051   $   3,560,825   $4,800,876   $  1,858,531           1985       1986     3-25 YEARS
Shopping Center
  Scottsdale, Arizona   $2,805,238   $   5,058,008   $7,863,246   $  2,522,080           1983       1985     3-25 YEARS
Shopping Center
  Pineville
  (Charlotte),
  North Carolina        $2,187,512   $  11,700,350   $13,887,862  $  5,399,021           1982       1986     3-25 YEARS
                        ----------   -------------   ----------   ------------
                        $6,232,801   $  20,319,183   $26,551,984  $  9,779,632
                        ==========   =============   ==========   ============

NOTES:
(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B) Reconciliation of real estate owned for 1997, 1996 and 1995:

                                    1997          1996           1995
                                 -----------   -----------   -----------
Balance at beginning of period   $26,501,360   $26,401,213   $26,293,562
Additions during period          $    50,624   $   100,147   $   107,651
Retirements during period        $         0   $         0   $         0
                                 -----------   -----------   -----------
Balance at close of period       $26,551,984   $26,501,360   $26,401,213
                                 ===========   ===========   ===========

(C) Reconciliation of accumulated depreciation for 1997, 1996 and 1995:

                                    1997          1996          1995
                                 -----------   -----------   -----------
Balance at beginning of period   $ 8,929,957   $ 8,079,281   $ 7,225,381
Depreciation expense             $   849,675   $   850,676   $   853,900
Retirements during period        $         0   $         0   $         0
                                 -----------   -----------   -----------
Balance at close of period       $ 9,779,632   $ 8,929,957   $ 8,079,281
                                 ===========   ===========   ===========


(D) The aggregate cost of real estate at December 31, 1997 for Federal income tax purposes is $26,693,487.

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


                                      MURRAY INCOME PROPERTIES I, LTD.

                                      By:     Crozier Partners VIII, Ltd.
                                              a General Partner


Dated:  March 26, 1998                By:          /s/ Jack E. Crozier
                                              ----------------------------------
                                              Jack E. Crozier
                                              a General Partner


                                      By:     Murray Realty Investors VIII, Inc.
                                              a General Partner


Dated:  March 26, 1998                By:          /s/Mitchell Armstrong
                                              ----------------------------------
                                              Mitchell Armstrong
                                              President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      Murray Realty Investors VIII, Inc.
                                      a General Partner


Dated:  March 26, 1998                By:          /s/ Brent Buck
                                              ----------------------------------
                                              Brent Buck
                                              Executive Vice President Director


Dated:  March 26, 1998                By:          /s/ Mitchell Armstrong
                                              ----------------------------------
                                              Mitchell Armstrong
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Director

                               INDEX TO EXHIBITS

Document

    3a Agreement of Limited Partnership of Murray Income Properties, Ltd.-84. Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11 Registration Statement
                  (File No. 2-90016).

    3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of May 23, 1984. Reference is made to
                  Exhibit 3b to the 1989 Annual Report on Form 10- K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0- 14105)

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

    10d Data Processing System Use Agreement between Murray Income Properties I, Ltd. and The Mavricc Management Systems, Inc., dated September 1, 1996. Reference is made to Exhibit 10d to the 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1997. (File No. 0-14105)

    10e Property Management Agreement and Exclusive Marketing Agreement with Zell Management and Development, Inc. for property management services described in the Property Management Agreement dated December 20, 1989 (as extended pursuant to the Extension of Property Management Agreement dated December 3, 1997 at Mountain View Plaza Shopping Center). Filed herewith.

    10f Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated November 14, 1997 at Tower Place Festival Shopping Center. Filed herewith.

    10g Management Agreement with Cavender & Hill Properties for management and operation services described in the Management Agreement dated June 30, 1996 at Castle Oaks Shopping Center. Reference is made to Exhibit 10a to the 1996 2nd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996. (File No. 0-14105)

    10h Lease Modification Agreement No. 1 dated February 14, 1992 with Childtime Childcare, Inc. at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10k to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

    10i Lease Agreement with Reay's Ranch Markets, Inc. to lease certain premises as described within the Lease Agreement dated October 20, 1992 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10m to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

    10j Third Amendment to Lease with Reay's Ranch Markets, Inc. dated November 3, 1993 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10n to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

    10k Fourth Amendment of Lease Agreement, Consent to Assignment and Estoppel Certificate dated June 30, 1997 by, between and among Wild Oats Markets, Inc., Reay's Ranch Markets, Inc., and Murray Income Properties I, Ltd. Filed herewith.

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

    10n Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Reference is made to
                  Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with he Securities and Exchange Commission on November 8,1996. (File No. 0-14105)

    10o Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with he Securities and Exchange Commission on November 8, 1996.
                  (File No. 0-14105)

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