Form 10-Q
period 1998-03-31
MURRAY INCOME PROPERTIES I LTD
filed 1998-05-11
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------     EXCHANGE ACT OF 1934


             For the quarterly period ended March 31, 1998. . . . . . . . . . .

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------      EXCHANGE ACT OF 1934

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
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                      March 31,     December 31,
                                                        1998           1997
                                                    ------------    ------------
                                                    (unaudited)
ASSETS

Investment properties, at cost
   Land                                             $  6,232,801    $  6,232,801
   Buildings and improvements                         20,372,033      20,319,183
                                                    ------------    ------------
                                                      26,604,834      26,551,984
   Less accumulated depreciation                       9,990,351       9,779,632
                                                    ------------    ------------
     Net investment properties                        16,614,483      16,772,352
Cash and cash equivalents                              1,543,011       1,620,246
Accounts and notes receivable,
   net of allowance of $4,792 and
   $5,655, in 1998 and 1997, respectively                718,183         712,929
Other assets, at cost, net of accumulated
   amortization of $530,112 and $512,307
   in 1998 and 1997, respectively                        237,215         244,668
                                                    ------------    ------------
                                                    $ 19,112,892    $ 19,350,195
                                                    ============    ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                    $     30,426    $     13,498
Accrued property taxes                                   115,528         195,500
Security deposits                                        174,754         183,609
                                                    ------------    ------------
          Total liabilities                              320,708         392,607
                                                    ------------    ------------

Minority interest in joint venture                     1,379,933       1,391,212
                                                    ------------    ------------

Partners' equity:
   General Partners:
     Capital contributions                                 1,000           1,000
     Cumulative net earnings                             223,164         217,606
     Cumulative cash distributions                      (375,475)       (366,834)
                                                    ------------    ------------
                                                        (151,311)       (148,228)
                                                    ------------    ------------

   Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs     24,570,092      24,570,092
     Cumulative net earnings                          11,391,812      11,119,449
     Cumulative cash distributions                   (18,398,342)    (17,974,937)
                                                    ------------    ------------
                                                      17,563,562      17,714,604
                                                    ------------    ------------
          Total partners' equity                      17,412,251      17,566,376
                                                    ------------    ------------
                                                    $ 19,112,892    $ 19,350,195
                                                    ============    ============


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------


                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                      1998         1997
                                                   ---------    ---------
INCOME:
   Rental                                          $ 809,842    $ 830,953
   Interest                                           22,306       19,038
                                                   ---------    ---------
                                                     832,148      849,991
                                                   ---------    ---------
EXPENSES:
   Depreciation                                      210,719      212,141
   Property operating                                201,679      200,576
   General and administrative                        105,071       99,589
   Bad debts (recoveries), net                          (863)         -0-
                                                   ---------    ---------
                                                     516,606      512,306
                                                   ---------    ---------

          Earnings before minority interest          315,542      337,685

   Minority interest in joint venture's earnings      37,621       38,220
                                                   ---------    ---------
          Net earnings                             $ 277,921    $ 299,465
                                                   =========    =========

Earnings per limited partnership interest          $    9.65    $   10.40
                                                   =========    =========



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
--------------------------------------------------------------------------------


                                             General         Limited
                                             Partners        Partners          Total
                                           ------------    ------------    ------------
THREE MONTHS ENDED MARCH 31, 1997:

   Balance at December 31, 1996            $   (137,548)   $ 18,237,930    $ 18,100,382
   Net earnings                                   5,989         293,476         299,465
   Cash distributions                            (7,561)       (370,484)       (378,045)
                                           ------------    ------------    ------------
   Balance at March 31, 1997               $   (139,120)   $ 18,160,922    $ 18,021,802
                                           ============    ============    ============


THREE MONTHS ENDED MARCH 31, 1998:

   Balance at December 31, 1997            $   (148,228)   $ 17,714,604    $ 17,566,376
   Net earnings                                   5,558         272,363         277,921
   Cash distributions                            (8,641)       (423,405)       (432,046)
                                           ------------    ------------    ------------
   Balance at March 31, 1998               $   (151,311)   $ 17,563,562    $ 17,412,251
                                           ============    ============    ============


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                              Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                             1998           1997
                                                         -----------    -----------
Cash flows from operating activities:
   Net earnings                                          $   277,921    $   299,465
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts (recoveries), net                              (863)           -0-
       Depreciation                                          210,719        212,141
       Amortization of other assets                           17,805         18,172
       Minority interest in joint venture's earnings          37,621         38,220
       Change in assets and liabilities:
         Accounts and notes receivable                        (4,391)       (98,570)
         Other assets                                        (10,352)         7,397
         Accounts payable                                     16,928          1,296
         Accrued property taxes and security deposits        (88,827)       (74,482)
                                                         -----------    -----------
           Net cash provided by operating activities         456,561        403,639
                                                         -----------    -----------

Cash flows from investing activities:
   Additions to investment properties                        (52,850)       (25,089)


Cash flows from financing activities:
   Distributions to minority interest in joint venture       (48,900)       (51,000)
   Cash distributions                                       (432,046)      (378,045)
                                                         -----------    -----------
           Net cash used in financing activities            (480,946)      (429,045)
                                                         -----------    -----------

Net decrease in cash and cash equivalents                    (77,235)       (50,495)
Cash and cash equivalents at beginning of period           1,620,246      1,417,536
                                                         -----------    -----------
Cash and cash equivalents at end of period               $ 1,543,011    $ 1,367,041
                                                         ===========    ===========




See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
--------------------------------------------------------------------------------

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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At March 31, 1998 and December 31, 1997, $480,517 and $492,448, respectively, of accounts receivable related to such accruals.

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

     Earnings per limited partnership interest are based upon the limited partnership interests outstanding at period-end and the net earnings allocated to the Limited Partners in accordance with the Partnership Agreement, as amended.

     For purposes of reporting cash flows, the Partnership considers all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 1998 and December 31, 1997. For cash and cash equivalents, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

     The financial information included in this interim report as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited consolidated financial statements. The notes to the consolidated financial statements in the Partnership's 1997 annual report are an integral part of the consolidated financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     As of March 31, 1998, the Partnership had cash and cash equivalents of $1,543,011. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At March 31, 1998 and December 31, 1997, there were $480,517 and $492,448, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $4,391 from December 31, 1997 to March 31, 1998 is primarily due to an increase in tenant receivables at each of the Partnership's properties offset by a decrease in receivables for rent collected (but not yet remitted by the property management companies) at Mountain View Plaza Shopping Center. As of March 31, 1998 and December 31, 1997, the Partnership had allowances of $4,792 and $5,655 respectively, for uncollectible accounts receivable.

     The decrease of $79,972 in accrued property taxes from December 31, 1997 to March 31, 1998 is primarily due to the payment of 1997 property taxes for the Partnership's properties.

     During the three months ended March 31, 1998, the Partnership made Cash Distributions from Operations totaling $432,046 related to the three month period ended December 31, 1997. Subsequent to March 31, 1998, the Partnership made a Cash Distribution from Operations of $432,046 (which was reduced by $23,455 related to 1997 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three months ended March 31, 1998. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

Results of Operations

   Rental income decreased $21,111 for the three months ended March 31, 1998 as compared to the same period in 1997. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties.



                                              Three Months Ended
                                                 March 31,
                                           -----------------------
                                             1998          1997
                                           ---------     ---------
Mountain View Plaza Shopping Center
   Rental income                           $ 232,119     $ 257,406
   Bad debt expense                              -0-           -0-
   Average occupancy                              97%          100%

Castle Oaks Village Shopping Center
   Rental income                           $ 110,798     $ 105,157
   Bad debt expense (recovery)                (1,474)          -0-
   Average occupancy                              92%           91%

Tower Place Festival Shopping Center
   Rental income                           $ 466,925     $ 468,390
   Bad debt expense                              611           -0-
   Average occupancy                              98%           99%

   Rental income at Mountain View Plaza in Scottsdale, Arizona decreased $25,287 for the three months ended March 31, 1998 as compared to the same period in 1997 due to lower tenant reimbursements for common area maintenance costs.

   Occupancy at Mountain View averaged 97% during the quarter ended March 31, 1998, a three percent decrease from the previous quarter. One tenant who occupied 880 square feet vacated its space prior to the expiration of its lease. Management negotiated a settlement with this tenant and subsequently the space was leased to an existing tenant who will expand into the space when tenant improvements are completed. Another tenant who occupied 1,278 square feet vacated its space prior to the expiration of its lease, and management is attempting to collect what is owed under this lease. One tenant who occupied 2,638 square feet renewed its lease for five years. During the quarter, a new roof was installed on a portion of the shopping center. This completes the re-roofing of the shopping center which was accomplished in stages over the past several years.

   Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas increased $5,641 for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to an increase in occupancy, an increase in rental rates and higher tenant reimbursements for common area maintenance costs and real estate taxes.

   Occupancy at Castle Oaks averaged 92% during the quarter ended March 31, 1998, a three percent increase over the previous quarter. During the fourth quarter of last year, two new leases totaling 2,751 square feet were executed. One of these tenants, who leased 1,245 square feet, took occupancy in December and the other tenant, who leased 1,506 square feet, took occupancy in January. One tenant who occupies 1,800 square feet renewed its lease for three years and another tenant who occupies 2,100 square feet renewed its lease for five years.

   Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina decreased $1,465 for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to a decrease in tenant reimbursements for common area maintenance costs and a decrease in percentage rent received.

   Occupancy at Tower Place averaged 98% during the quarter ended March 31, 1998, unchanged from the previous quarter. One tenant who occupied 1,050 square feet vacated its space prior to the expiration of its lease. This space was subsequently leased by an existing tenant who expanded and now leases a total of 3,750 square feet. Another tenant who occupied 1,260 square feet vacated its space prior to the expiration of its lease. Management is attempting to collect what is owed under this lease. In January a new lease for 1,604 square feet was executed and the tenant will open for business in the second quarter. Two tenants totaling 3,711 square feet renewed their leases for three years.

   Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

   Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses were flat for the quarter ended March 31, 1998 as compared to the same period in 1997. Mountain View's total operating expenses decreased because of lower utilities, security costs and real estate taxes. Castle Oaks' total operating expenses increased slightly, with increases in utilities, landscaping costs and property management fees being offset by decreases in insurance costs. Tower Place's total operating expenses increased slightly, with increases in security, utilities and real estate taxes being offset by decreases in leasing and promotion costs.

   General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses increased $5,482 for the quarter ended March 31, 1998 as compared to the same period in 1997 primarily due to increases in legal and accounting fees and salaries and benefits.

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

     (b)      Reports on Form 8-K filed during the quarter ended March 31, 1998:

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

                                          MURRAY INCOME PROPERTIES I, LTD.

                                          By: Murray Realty Investors VIII, Inc.
                                              A General Partner



Date:  May 11, 1998                       By: /s/ Mitchell Armstrong
                                              ----------------------------------
                                              Mitchell Armstrong
                                              President
                                              Chief Financial Officer

                                INDEX TO EXHIBITS



Document
Number        Description
--------      -----------
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
