Form 10-Q
period 1998-06-30
MURRAY INCOME PROPERTIES I LTD
filed 1998-08-10
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -------  EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1998 . . . . . . . . . . . .

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

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                     June 30,           December 31,
                                                                       1998                 1997
                                                                  ---------------      ---------------
                                                                    (unaudited)
  ASSETS
  Investment properties, at cost:
     Land                                                         $     6,232,801      $     6,232,801
     Buildings and improvements                                        20,377,765           20,319,183
                                                                  ---------------      ---------------
                                                                       26,610,566           26,551,984
     Less accumulated depreciation                                     10,200,725            9,779,632
                                                                  ---------------      ---------------
       Net investment properties                                       16,409,841           16,772,352

  Cash and cash equivalents                                             1,520,058            1,620,246
  Accounts and notes receivable,
     net of allowance of $2,766 and
     $5,655, in 1998 and 1997, respectively                               740,372              712,929
  Other assets, at cost, net of accumulated
     amortization of $547,822 and $512,307
     in 1998 and 1997, respectively                                       254,218              244,668
                                                                  ---------------      ---------------
                                                                  $    18,924,489      $    19,350,195
                                                                  ===============      ===============

  LIABILITIES AND PARTNERS' EQUITY
  Accounts payable                                                $        15,715      $        13,498
  Accrued property taxes                                                  133,589              195,500
  Security deposits                                                       184,538              183,609
                                                                  ---------------      ---------------
            Total liabilities                                             333,842              392,607
                                                                  ---------------      ---------------

  Minority interest in joint venture                                    1,356,136            1,391,212
                                                                  ---------------      ---------------

  Partners' equity:
     General Partners:
       Capital contributions                                                1,000                1,000
       Cumulative net earnings                                            228,251              217,606
       Cumulative cash distributions                                     (384,116)            (366,834)
                                                                  ---------------      ---------------
                                                                         (154,865)            (148,228)
                                                                  ---------------      ---------------

     Limited Partners (28,227 Interests):
       Capital contributions, net of offering costs                    24,570,092           24,570,092
       Cumulative net earnings                                         11,641,032           11,119,449
       Cumulative cash distributions                                  (18,821,748)         (17,974,937)
                                                                  ---------------      ---------------
                                                                       17,389,376           17,714,604
                                                                  ---------------      ---------------
            Total partners' equity                                     17,234,511           17,566,376
                                                                  ---------------      ---------------
                                                                  $    18,924,489      $    19,350,195
                                                                  ===============      ===============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                        Three Months Ended               Six Months Ended
                                                            June 30,                           June 30,
                                                 -------------------------------  -------------------------------
                                                     1998                1997           1998               1997
                                                 -----------         ----------   --------------     ------------
 INCOME:
    Rental                                           $   775,385      $   799,158      $ 1,585,227      $ 1,630,111
    Interest                                              21,585           19,878           43,891           38,916
                                                     -----------      -----------      -----------      -----------
                                                         796,970          819,036        1,629,118        1,669,027
                                                     -----------      -----------      -----------      -----------

 EXPENSES:
    Depreciation                                         210,374          212,211          421,093          424,352
    Property operating                                   228,892          208,146          430,571          408,722
    General and administrative                            72,790           65,813          177,861          165,402
    Bad debts (recoveries), net                             (346)          (1,293)          (1,209)          (1,293)
                                                     -----------      -----------      -----------      -----------
                                                         511,710          484,877        1,028,316          997,183
                                                     -----------      -----------      -----------      -----------

      Earnings before minority interest                  285,260          334,159          600,802          671,844

      Minority interest in joint venture's
        earnings                                          30,953           32,652           68,574           70,872
                                                     -----------      -----------      -----------      -----------

      Net earnings                                   $   254,307      $   301,507      $   532,228      $   600,972
                                                     ===========      ===========      ===========      ===========

 Basic earnings per limited partnership interest     $      8.83      $     10.47      $     18.48      $     20.87
                                                     ===========      ===========      ===========      ===========



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)
-------------------------------------------------------------------------------


                                           General            Limited
                                           Partners           Partners           Total
                                         ------------      ------------      ------------

 SIX MONTHS ENDED JUNE 30, 1997:

    Balance at December 31, 1996         $   (137,548)     $ 18,237,930      $ 18,100,382
    Net earnings                               12,019           588,953           600,972
    Cash distributions                        (16,202)         (793,889)         (810,091)
                                         ------------      ------------      ------------
    Balance at June 30, 1997             $   (141,731)     $ 18,032,994      $ 17,891,263
                                         ============      ============      ============


 SIX MONTHS ENDED JUNE 30, 1998:

    Balance at December 31, 1997         $   (148,228)     $ 17,714,604      $ 17,566,376
    Net earnings                               10,645           521,583           532,228
    Cash distributions                        (17,282)         (846,811)         (864,093)
                                         ------------      ------------      ------------
    Balance at June 30, 1998             $   (154,865)     $ 17,389,376      $ 17,234,511
                                         ============      ============      ============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                            Six Months Ended
                                                                                June 30,
                                                                  ------------------------------------
                                                                       1998                    1997
                                                                  ---------------      ---------------
 Cash flows from operating activities:
      Net earnings                                                $       532,228      $       600,972
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
          Bad debts (recoveries), net                                      (1,209)              (1,293)
          Depreciation                                                    421,093              424,352
          Amortization of other assets                                     35,515               36,384
          Minority interest in joint venture's earnings                    68,574               70,872
          Change in assets and liabilities:
            Accounts and notes receivable                                 (26,234)             (20,688)
            Other assets                                                  (45,065)             (39,639)
            Accounts payable                                                2,217                6,514
            Accrued property taxes and security deposits                  (60,982)            (102,184)
                                                                  ---------------      ---------------
               Net cash provided by operating activities                  926,137              975,290
                                                                  ---------------      ---------------

 Cash flows from investing activities:
      Additions to investment properties                                  (58,582)             (25,948)
                                                                  ---------------      ---------------

 Cash flows from financing activities:
      Distributions to minority interest in joint venture                (103,650)            (105,450)
      Cash distributions                                                 (864,093)            (810,091)
                                                                  ---------------      ---------------
             Net cash used in financing activities                       (967,743)            (915,541)
                                                                  ---------------      ---------------

 Net increase (decrease) in cash and cash equivalents                    (100,188)              33,801
 Cash and cash equivalents at beginning of period                       1,620,246            1,417,536
                                                                  ---------------      ---------------
 Cash and cash equivalents at end of period                       $     1,520,058      $     1,451,337
                                                                  ===============      ===============



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At June 30, 1998 and December 31, 1997, $465,286 and $492,448, respectively, of accounts receivable related to such accruals.

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

-------------------------------------------------------------------------------

     The following information relates to estimated fair values of the Partnership's financial instruments as of June 30, 1998 and December 31, 1997. For cash and cash equivalents, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

     The financial information included in this interim report as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited consolidated financial statements. The notes to the consolidated financial statements in the Partnership's 1997 annual report are an integral part of the consolidated financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     As of June 30, 1998, the Partnership had cash and cash equivalents of $1,520,058. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At June 30, 1998 and December 31, 1997, $465,286 and $492,448, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. The increase in accounts receivable of $26,234 (exclusive of bad debts and recoveries) from December 31, 1997 to June 30, 1998 is primarily due to an increase in receivables for rent collected (but not yet remitted by the property management company) at each of the Partnership's properties, offset by a decrease in receivables related to the accruals described above at each of the Partnership's properties. As of June 30, 1998 and December 31, 1997, the Partnership had allowances of $2,766 and $5,655 respectively, for uncollectible accounts receivable.

     The decrease of $61,911 in accrued property taxes from December 31, 1997 to June 30, 1998 is primarily due to the payment of 1997 property taxes for the Partnership's properties.

     During the three months ended June 30, 1998, the Partnership made Cash Distributions from Operations totaling $432,047, (which was reduced by $23,455 related to 1997 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) related to the three month period ended March 31, 1998. Subsequent to June 30, 1998, the Partnership made Cash Distributions from Operations of $432,046 relating to the three months ended June 30, 1998. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies, and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income decreased $44,884 for the six months ended June 30, 1998 as compared to the same period in 1997. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties.

                                                     Three Months Ended            Six Months Ended
                                                         June 30,                      June 30,
                                              -------------------------------------------------------------
                                                 1998             1997            1998              1997
                                              ----------       ----------       ----------       ----------
 Mountain View Plaza Shopping Center

    Rental income                             $  236,603       $  260,023       $  468,722       $  517,429
    Bad debt expense                                 510              -0-              510              -0-
    Average occupancy                                 98%             100%              98%             100%

 Castle Oaks Village Shopping Center

    Rental income                             $  106,999       $  104,197       $  217,797       $  209,354
    Bad debt expense (recovery)                      -0-           (2,253)          (1,474)          (2,253)
    Average occupancy                                 92%              91%              92%              91%

 Tower Place Festival Shopping Center

    Rental income                             $  431,783       $  434,938       $  898,708       $  903,328
    Bad debt expense (recovery)                     (856)             960             (245)             960
    Average occupancy                                 98%              98%              98%              98%

     Rental income at Mountain View Plaza in Scottsdale, Arizona decreased $48,707 for the six months ended June 30, 1998 as compared to the same period in 1997 due to lower tenant reimbursements for common area maintenance costs and real estate taxes.

     Occupancy at Mountain View averaged 98% during the quarter ended June 30, 1998, a one percent increase over the previous quarter. One tenant who occupies 1,033 square feet renewed its lease for two years. A tenant who occupied 1,353 square feet and signed a lease to expand into an additional 880 square feet took possession of this space in April. Wild Oats Markets, who occupied 19,359 square feet, closed its store in November, 1997. While this space has remained vacant, Wild Oats has continued to pay rent and abide by the terms of its lease. Management and Wild Oats Markets are aggressively pursuing a replacement tenant for this space.

     Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas increased $8,443 for the six months ended June 30, 1998 as compared to the same period in 1997 primarily due to an increase in rental rates and higher tenant reimbursements for common area maintenance costs and real estate taxes.

     Occupancy at Castle Oaks averaged 92% during the quarter ended June 30, 1998, unchanged from the previous quarter.

     Rental income at Tower Place in Pineville (Charlotte), North Carolina decreased $4,620 for the six months ended June 30, 1998 as compared to the same period in 1997, with increases in base rent being offset by decreases in tenant reimbursements for common area maintenance costs and percentage rent received.

     Occupancy at Tower Place averaged 98% during the quarter ended June 30, 1998, unchanged from the previous quarter. One tenant who occupies 1,400 square feet renewed its lease for two years, and another tenant who occupies 1,120 square feet renewed its lease for one year. A tenant who occupied 2,700 square feet and had signed a lease to expand into an additional 1,050 square feet took possession of this space in May. One tenant who occupied 1,600 square feet vacated its space upon expiration of its lease. Repairs were completed to one of the buildings where ground water had been seeping into a movie theater after heavy rains.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses increased $21,849 for the six months ended June 30, 1998 as compared to the same period in 1997 primarily because of increased repair and maintenance costs at Tower Place, higher leasing and promotion costs and legal costs at Mountain View Plaza and higher real estate taxes at Tower Place and Castle Oaks. Mountain View Plaza's total operating expenses increased primarily because of increases in leasing and promotion expenses and legal costs. Castle Oak's total operating expenses increased with higher utilities, repair and maintenance costs and real estate taxes being offset by lower landscaping costs and insurance costs. Tower Place's total operating expenses increased with higher repair and maintenance costs and real estate taxes being offset by lower leasing and promotion costs.

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses increased $12,459 for the six months ended June 30, 1998 as compared to the same period in 1997 primarily due to increases in investor services costs and salaries and benefits.

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

     (b)      Reports on Form 8-K filed during the quarter ended June 30, 1998:

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

                                        MURRAY INCOME PROPERTIES I, LTD.

                                        By: Murray Realty Investors VIII, Inc.
                                            A General Partner



Date: August 10, 1998                   By:      /s/ Mitchell Armstrong
                                            ------------------------------
                                            Mitchell Armstrong
                                            President
                                            Chief Financial Officer

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