Form 10-Q
period 1998-09-30
MURRAY INCOME PROPERTIES I LTD
filed 1998-11-06
CIK 742299

                UNITED STATED SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998..........

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
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------

                                                     September 30,   December 31,
                                                         1998           1997
                                                     -------------   ------------
                                                      (unaudited)
ASSETS

Investment properties, at cost:
   Land                                               $ 6,232,801     $ 6,232,801
   Buildings and improvements                          20,383,802      20,319,183
                                                      -----------     -----------
                                                       26,616,603      26,551,984
   Less accumulated depreciation                       10,410,887       9,779,632
                                                      -----------     -----------
     Net investment properties                         16,205,716      16,772,352

Cash and cash equivalents                               1,663,607       1,620,246
Accounts and notes receivable,
   net of allowance of $3,138 and
   $5,655, in 1998 and 1997, respectively                 712,921         712,929
Other assets, at cost, net of accumulated
   amortization of $569,714 and $512,307
   in 1998 and 1997, respectively                         229,450         244,668
                                                      -----------     -----------
                                                      $18,811,694     $19,350,195
                                                      ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                      $    14,857     $    13,498
Accrued property taxes                                    189,512         195,500
Security deposits                                         172,601         183,609
                                                      -----------     -----------
          Total liabilities                               376,970         392,607
                                                      -----------     -----------

Minority interest in joint venture                      1,338,098       1,391,212
                                                      -----------     -----------

Partners' equity:
   General Partners:
     Capital contributions                                  1,000           1,000
     Cumulative net earnings                              234,134         217,606
     Cumulative cash distributions                       (392,757)       (366,834)
                                                      -----------     -----------
                                                         (157,623)       (148,228)
                                                      -----------     -----------

   Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs      24,570,092      24,570,092
     Cumulative net earnings                           11,929,310      11,119,449
     Cumulative cash distributions                    (19,245,153)    (17,974,937)
                                                      -----------     -----------
                                                       17,254,249      17,714,604
                                                      -----------     -----------
          Total partners' equity                       17,096,626      17,566,376
                                                      -----------     -----------
                                                      $18,811,694     $19,350,195
                                                      ===========     ===========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS

-----------------------------------------------------------------------------------------------------------

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30
                                              ---------------------------      ----------------------------
                                                  1998            1997            1998             1997
                                              -----------     -----------      -----------      -----------
INCOME:
   Rental                                     $   780,682     $   779,480      $ 2,365,909      $ 2,409,591
   Interest                                        23,652          25,254           67,543           64,170
                                              -----------     -----------      -----------      -----------
                                                  804,334         804,734        2,433,452        2,473,761
                                              -----------     -----------      -----------      -----------

EXPENSES:
   Depreciation                                   210,162         212,407          631,255          636,759
   Property operating                             204,884         188,092          635,455          596,814
   General and administrative                      60,443          94,708          238,304          260,110
   Bad debt (recovery)                                372            (578)            (837)          (1,871)
                                              -----------     -----------      -----------      -----------
                                                  475,861         494,629        1,504,177        1,491,812
                                              -----------     -----------      -----------      -----------

     Earnings before minority interest            328,473         310,105          929,275          981,949

     Minority interest in joint venture's
       earnings                                    34,312          34,407          102,886          105,279
                                              -----------     -----------      -----------      -----------

     Net earnings                             $   294,161     $   275,698      $   826,389      $   876,670
                                              ===========     ===========      ===========      ===========

Basic earnings per limited partnership
   interest                                   $     10.21     $      9.57      $     28.69      $     30.44
                                              ===========     ===========      ===========      ===========



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

------------------------------------------------------------------------------------------

                                                              General            Limited
                                            Partners          Partners           Total
                                            --------          --------           -------

NINE MONTHS ENDED SEPTEMBER 30, 1997:

   Balance at December 31, 1996           $   (137,548)     $ 18,237,930      $ 18,100,382
   Net earnings                                 17,533           859,137           876,670
   Cash distributions                          (24,843)       (1,217,294)       (1,242,137)
                                          ------------      ------------      ------------
   Balance at September 30, 1997          $   (144,858)     $ 17,879,773      $ 17,734,915
                                          ============      ============      ============


NINE MONTHS ENDED SEPTEMBER 30, 1998:

   Balance at December 31, 1997           $   (148,228)     $ 17,714,604      $ 17,566,376
   Net earnings                                 16,528           809,861           826,389
   Cash distributions                          (25,923)       (1,270,216)       (1,296,139)
                                          ------------      ------------      ------------
   Balance at September 30, 1998          $   (157,623)     $ 17,254,249      $ 17,096,626
                                          ============      ============      ============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

----------------------------------------------------------------------------------------

                                                                  Nine Months Ended
                                                                    September 30,
                                                            ----------------------------
                                                               1998             1997
                                                            -----------      -----------

Cash flows from operating activities:
    Net earnings                                            $   826,389      $   876,670
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts (recoveries), net                                 (837)          (1,871)
       Depreciation                                             631,255          636,759
       Amortization of other assets                              57,407           54,640
       Minority interest in joint venture's earnings            102,886          105,279
       Change in assets and liabilities:
          Accounts and notes receivable                             845          (28,053)
          Other assets                                          (42,189)         (38,462)
          Accounts payable                                        1,359           (3,546)
          Accrued property taxes and security deposits          (16,996)         (14,462)
              Net cash provided by operating activities       1,560,119        1,586,954
                                                            -----------      -----------

Cash flows from investing activities -
    Additions to investment properties                          (64,619)         (42,674)
                                                            -----------      -----------

Cash flows from financing activities:
    Distributions to minority interest in joint venture        (156,000)        (158,700)
    Cash distributions                                       (1,296,139)      (1,242,137)
                                                            -----------      -----------
             Net cash used in financing activities           (1,452,139)      (1,400,837)
                                                            -----------      -----------

Net increase in cash and cash equivalents                        43,361          143,443
Cash and cash equivalents at beginning of period              1,620,246        1,417,536
                                                            -----------      -----------
Cash and cash equivalents at end of period                  $ 1,663,607      $ 1,560,979
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

   Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At September 30, 1998 and December 31, 1997, $463,185 and $492,448, respectively, of accounts receivable related to such accruals.

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

   Basic earnings per limited partnership interest are based upon the limited partnership interests outstanding at period-end and the net earnings allocated to the Limited Partners in accordance with the terms of the Partnership Agreement, as amended.

  For purposes of reporting cash flows, the Partnership considers all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

--------------------------------------------------------------------------------

   The following information relates to estimated fair values of the Partnership's financial instruments as of September 30, 1998 and December 31, 1997. For cash and cash equivalents, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

   The financial information included in this interim report as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 has been prepared by management without audit by independent public accountants who do not express an opinion thereon. The Partnership's annual report contains audited consolidated financial statements. The notes to the consolidated financial statements in the Partnership's 1997 annual report are an integral part of the consolidated financial statements presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

   As of September 30, 1998, the Partnership had cash and cash equivalents of $1,663,607. Such amounts represent cash generated from operations and working capital reserves.

   Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At September 30, 1998 and December 31, 1997, $463,185 and $492,448, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted by the property management companies managing the properties), and interest receivable on short-term investments. Accounts receivable (exclusive of bad debts and recoveries) remained flat from December 31, 1997 to September 30, 1998 with an increase in receivables for rent collected (but not yet remitted by the property management companies) at each of the Partnership's properties offset by a decrease in receivables related to the accruals described above at each of the Partnership's properties. As of September 30, 1998 and December 31, 1997, the Partnership had allowances of $3,138 and $5,655, respectively, for uncollectible accounts receivable.

   The decrease of $5,988 in accrued property taxes from December 31, 1997 to September 30, 1998 is primarily due to the payment of 1997 property taxes for the Partnership's properties.

   During the three months ended September 30, 1998, the Partnership made Cash Distributions from Operations totaling $432,046 relating to the three month period ended June 30, 1998. Subsequent to September 30, 1998, the Partnership made Cash Distributions from Operations of $432,046 relating to the three months ended September 30, 1998. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

   Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or effective rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

RESULTS OF OPERATIONS

   Rental income decreased $43,682 for the nine months ended September 30, 1998 as compared to the same period in 1997. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                         --------------------------      --------------------------
                                            1998            1997            1998            1997
                                         ----------      ----------      ----------      ----------
Mountain View Plaza Shopping Center
   Rental income                         $  238,274      $  244,952      $  706,996      $  762,381
   Bad debt expense (recovery)                  768              -0-          1,278              -0-
   Average occupancy                             98%            100%             98%            100%

Castle Oaks Village Shopping Center
   Rental income                         $  107,847      $  101,993      $  325,644      $  311,347
   Bad debt expense (recovery)                 (464)           (578)         (1,938)         (2,831)
   Average occupancy                             92%             90%             92%             91%

Tower Place Festival Shopping Center
   Rental income                         $  434,561      $  432,535      $1,333,269      $1,335,863
   Bad debt expense (recovery)                   68              -0-           (177)            960
   Average occupancy                             95%             98%             97%             98%

   Rental income at Mountain View Plaza in Scottsdale, Arizona decreased $55,385 for the nine months ended September 30, 1998 as compared to the same period in 1997 due to lower tenant reimbursements for common area maintenance costs and real estate taxes.

   Occupancy at Mountain View averaged 98% during the third quarter, unchanged from the previous quarter. In August, repairs and re-striping of the parking lot were completed. Wild Oats Markets, who occupies 19,359 square feet closed in November, 1997, but has continued to pay rent according to the terms of its lease. As part of the efforts to re-lease this space, management is exploring the possibility of having the property re-zoned in order to expand permitted uses at the shopping center.

   Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas increased $14,297 for the nine months ended September 30, 1998 as compared to the same period in 1997 primarily due to an increase in occupancy, an increase in rental rates, and higher tenant reimbursements for common area maintenance costs and real estate taxes.

   Occupancy at Castle Oaks averaged 92% for the third quarter, unchanged from the previous quarter. One tenant who occupies 1,500 square feet renewed its lease for 39 months.

   Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina decreased $2,594 for the nine months ended September 30, 1998 as compared to the same period in 1997, with increases in base rent being offset by decreases in tenant reimbursements for common area maintenance costs and percentage rent received.

   Occupancy at Tower Place averaged 95% during the third quarter, a three percent decrease from the previous quarter. One tenant who occupied 2,310 square feet vacated its space prior to the expiration of its lease. A tenant who occupied 1,050 square feet vacated its space upon expiration of its lease. This space was subsequently leased to a new tenant who took occupancy in September. A tenant who leases 3,500 square feet renewed its lease for five years. General Cinema, whose eight-screen theater occupies 31,837 square feet, closed its operation at Tower Place on August 27. They have continued to pay rent according to the terms of their lease, which expires September 30, 2006. Management is aggressively pursuing a replacement tenant for this space.

   Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

   Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. The increase in property operating expenses of $38,641 for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to increased repair and maintenance costs at Tower Place and Mountain View, higher leasing and promotion costs and legal costs at Mountain View and higher real estate taxes at each of the Partnership's properties. Mountain View's total operating expenses increased primarily because of increases in repair and maintenance costs, leasing and promotion expenses, legal costs and real estate taxes. Castle Oak's total operating expenses were flat with higher utilities and real estate taxes being offset by lower landscaping costs and insurance costs. Tower Place's total operating expenses increased with higher repair and maintenance costs, utility costs and real estate taxes being offset by lower leasing and promotion costs.

   General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses decreased $21,806 for the nine months ended September 30, 1998 as compared to the same period in 1997, primarily due to decreases in accounting and legal costs, investor services costs and telephone expenses, offset by increases in salaries and benefits.

     The Partnership recognized that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. The Partnership is continuing to assess and has made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others is ongoing. Due to the nature and extent of the Partnership's operations that are effected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely effect the Partnership or its business. The Parternship beleives that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.

     Words or phrases when used in the Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

          (b) Reports on Form 8-K filed during the quarter ended September 30, 1998:

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

                                   MURRAY INCOME PROPERTIES I, LTD.

                                   By:     Murray Realty Investors VIII, Inc.
                                           A General Partner



Date:  November 6, 1998            By:      /s/ Mitchell Armstrong
                                         -------------------------
                                           Mitchell Armstrong
                                           President
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