Form 10-K
period 1998-12-31
MURRAY INCOME PROPERTIES I LTD
filed 1999-03-26
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K


(Mark One)

     X          Annual Report pursuant to Section 13 or 15(d) of the Securities
----------      Exchange Act of 1934

                For the Fiscal Year Ended DECEMBER 31, 1998


                                       OR

                Transition report pursuant to Section 13 or 15(d) of the
----------      Securities Exchange Act of 1934

                For the transition period from __________ to ___________

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                TABLE OF CONTENTS


                                                                                                      Page

                                     PART I

Item 1.                    Business                                                                      1

Item 2.                    Properties                                                                    2

Item 3.                    Legal Proceedings                                                             3

Item 4.                    Submission of Matters to a Vote of Security Holders                           3


                                     PART II

Item 5.                    Market for the Partnership's Limited Partnership
                           Interests and Related Security Holder Matters                                 4

Item 6.                    Selected Financial Data                                                       4

Item 7.                    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                           5

Item 7A.                   Quantitative and Qualitative Disclosure About Market Risk                     9

Item 8.                    Financial Statements and Supplementary Data                                  10

Item 9.                    Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                          20


                                    PART III

Item 10.                   Directors and Executive Officers of the Partnership                          21

Item 11.                   Executive Compensation                                                       22

Item 12.                   Security Ownership of Certain Beneficial Owners
                           and Management                                                               23

Item 13.                   Certain Relationships and Related Transactions                               23


                                     PART IV

Item 14.                   Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K                                                          24

Signatures                                                                                              30

Index to Exhibits                                                                                       31

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

     Mountain View Plaza Shopping Center. At December 31, 1998, Mountain View was 98% leased. One tenant, Wild Oats Markets, Inc., leases approximately 33.3% of the total rentable space of the property. The Wild Oats lease expires on August 31, 2005 and the tenant has an option to renew for two successive five year periods. Childtime Childcare leases 10.3% of the total rentable space. The Childtime Childcare lease expires January 31, 2000. This tenant has no further options to renew its lease. At December 31, 1997, Mountain View was 100% leased.

     Mountain View is subject to competition from similar types of properties in the vicinity in which it is located. The following information on competitive properties in the vicinity of Mountain View has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                             Rentable              Percent Leased at
           Property         Square Feet            December 31, 1998
           --------         -----------            -----------------
               1               81,500                       100%
               2               31,400                       100%
               3               94,100                        99%

     Castle Oaks Village Shopping Center. At December 31, 1998, Castle Oaks was 95% leased. One tenant, Razmiko's Ltd., leases 13.5% of the total rentable space of the property. This lease expires on September 30, 2000. At December 31, 1997, Castle Oaks was 92% leased.

     Castle Oaks is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                              Rentable              Percent Leased at
          Property           Square Feet            December 31, 1998
          --------           -----------            -----------------
              1                100,000                        85%
              2                 40,800                        97%
              3                 42,900                        90%

     Tower Place Festival Shopping Center. At December 31, 1998, Tower Place was 98% leased. One tenant, General Cinema, leases 27.8% of the total rentable space of the property and another, J&K Cafeterias, leases 10.6% of the total rentable space. The General Cinema lease expires on September 30, 2006, with the tenant having the option to extend the term of the lease for two successive terms of five years each. The J&K Cafeterias lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 1997, Tower Place was 100% leased.

     Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                            Rentable              Percent Leased at
          Property         Square Feet            December 31, 1998
          --------         -----------            -----------------
              1               65,000                       100%
              2              132,648                        95%
              3              248,700                        99%

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

ITEM 2. PROPERTIES.

     The Partnership owns the properties described below:

     Location                       Description of Property

     Scottsdale, Arizona            Mountain View Plaza Shopping Center
                                    A 58,154 square foot shopping center
                                    situated on 7.6 acres. At December 31, 1998,
                                    Mountain View was 98% leased at an average annual lease rate of $12.88. Lease rates range from $6.83 to $20.88 per square foot.

     San Antonio, Texas             Castle Oaks Village Shopping Center
                                    A 33,435 square foot shopping center
                                    situated on 3.013 acres. At December 31,
                                    1998, Castle Oaks was 95% leased at an
                                    average annual lease rate of $11.02. Lease rates range from $8.40 to $12.50 per square foot.

     The Partnership also owns an 85% interest in Tower Place Joint Venture which owns the property described below:

     Pineville (Charlotte),         Tower Place Festival Shopping Center
       North Carolina               A 114,586 square foot shopping center
                                    situated on 10.777 acres. At December
                                    31, 1998, Tower Place was 98% leased at an average annual lease rate of $13.89. Lease rental rates range from $8.00 to $16.50 per square foot.

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

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

     A public market for Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Further, the transfer of Interest is subject to certain limitations. For a description of such limitations, see Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated May 31, 1984 filed as a part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016) attached hereto as Exhibit 99b.

     At December 31, 1998, there were 2,316 record holders, owning an aggregate of 28,227 Interests.

     The Partnership made its initial Cash Distribution from Operations following the quarter ended March 31, 1985, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Limited Partnership Interest during the period from January 1, 1994 to December 31, 1998. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis.

     The Partnership Agreement provides that under certain circumstances, the General Partners may, in their sole discretion and upon the request of a Limited Partner, repurchase the Interests held by such Limited Partner. Murray Realty Investors VIII, Inc. is obligated to set aside 25% of its share of Cash Distributions from Operations and Crozier Partners VIII, Ltd. is obligated to set aside 25% of its 5% share of Cash Distributions from Operations that is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from Cash Distributions from Operations for this purpose. Any such repurchase shall be subject to the availability of funds set aside and the other terms and conditions set forth in the Partnership Agreement. For information on such terms and conditions, see Section 10.15 of the Agreement of Limited Partnership as contained in Amendment No. 9 to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989 attached hereto as Exhibit 99c. As of December 31, 1998, no funds were available for this purpose.

ITEM 6. SELECTED FINANCIAL DATA.

                                                         For Years Ended December 31,
                             ---------------------------------------------------------------------------------
                                   1998              1997           1996              1995             1994
                             -------------     -------------  -------------     -------------    -------------
Income                       $   3,271,883     $   3,298,152  $   3,052,985     $   2,846,710    $   2,804,229
Earnings Before
  Minority Interest              1,256,104         1,275,571      1,037,019           918,032          926,811
Minority Interest
  In Joint Venture's
  Earnings                         140,298           135,394        132,060           115,220          109,520
Net Earnings                     1,115,806         1,140,177        904,959           802,812          817,291
Basic earnings per
  Limited Partnership
  Interest*                          38.74             39.59          31.42             27.87            28.38
Distributions per
  Limited Partnership
  Interest*                          60.00             58.13          50.00             50.00            50.00
Total Assets at
  Year End                   $  18,661,233     $  19,350,195  $  19,993,931     $  20,598,892    $  21,234,326


* Based on Limited Partnership Interests outstanding at year-end and net earnings or distributions allocated to the Limited Partners.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     As of December 31, 1998, the Partnership had cash and cash equivalents of $1,808,765. Such amounts represent cash generated from operations and working capital reserves.

     An increase in investment properties, buildings and improvements of $70,216 from December 31, 1997 to December 31, 1998 is primarily due to the replacement of a roof on one of the buildings at Mountain View and tenant improvements at Tower Place and Castle Oaks.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At December 31, 1998 and December 31, 1997, there were $457,406 and $492,448, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. A decrease from December 31, 1997 to December 31, 1998 in accounts receivable (before bad debts) of $66,421 is primarily due to a decrease in receivables for rent collected (but not yet remitted to the Partnership by the property management companies) and receivables related to the accruals described above at each of the Partnership's properties. As of December 31, 1998 and December 31, 1997, the Partnership had allowances of $8,676 and $5,655, respectively, for uncollectible accounts receivable.

     During the year ended December 31, 1998, the Partnership made Cash Distributions from Operations totaling $1,728,185. Subsequent to December 31, 1998, the Partnership made a Cash Distribution from Operations of $432,046 relating to the three months ended December 31, 1998. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

     Overall market conditions remained stable in the cities in which the Partnership owns property. Real estate markets typically parallel employment, job growth, and housing starts, and a strong national economy has spurred the construction of new retail development in these markets. However, most of the new space is being absorbed and, thus far, supply and demand have remained in relative equilibrium. The second half of the year saw financing for new real estate projects slow considerably, which may ultimately help the markets by preventing overbuilding. It is too early to tell how this might impact the markets in 1999. Despite the strength of the markets, two of the Partnership's three properties experienced the loss of anchor tenants over the last 16 months. At Tower Place, General Cinema closed its eight-screen movie theater in August, 1998, and in late 1997, Wild Oats Markets closed its grocery store at Mountain View. Both of these tenants have continued to pay rent according to the terms of their leases. To date, neither of these centers has seen its occupancy or overall performance severely impacted by the loss of these anchors. However, an unoccupied anchor space could result in less foot traffic in the shopping center, thereby impacting the sales of the smaller tenants and, consequently, their ability to pay rent. It could also impact the ability to attract new retailers when space does become available for lease. Management is working diligently to lease this space so that the properties' long-term performance is not adversely affected. Castle Oaks' performance continued to improve, with average occupancy and rental income both increasing in 1998 over 1997. This is particularly evident when comparing the property's 1998 performance with its performance in 1996. Over this two year period, average occupancy increased from 75% to 92%, and rental income increased 29%.

Results of Operations

     Rental income decreased $28,945 (1%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997. Rental income increased $232,755 (8%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1998, December 31, 1997 and December 31, 1996, respectively, for each of the Partnership's properties:

                                                              For the years ended
                                                                  December 31,
                                                ----------------------------------------------
                                                    1998             1997              1996
                                                ------------    -------------      -----------
Mountain View Plaza Shopping Center
     Rental income                            $     963,180     $  1,023,190       $   907,881
     Bad debt expense (recovery)                      6,191               -0-              (45)
     Average occupancy                                   98%             100%               95%

Castle Oaks Village Shopping Center
     Rental income                            $     430,721     $    414,070       $   333,257
     Bad debt expense (recovery)                     (1,938)          (4,625)            9,788
     Average occupancy                                   92%              90%               75%

Tower Place Festival Shopping Center
     Rental income                            $   1,787,124     $  1,772,710       $ 1,736,077
     Bad debt expense (recovery)                        448            2,997            (4,305)
     Average occupancy                                   96%              98%               97%


     Rental income at Mountain View decreased $60,010 (6%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due to lower tenant reimbursements for common area maintenance and real estate taxes. Rental income at Mountain View increased $115,309 (13%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996, with higher rent due to higher occupancy, higher rental rates and increased tenant reimbursements for common area maintenance costs and real estate taxes being offset by decreases in tenant reimbursements for insurance costs.

     Mountain View averaged 98% occupancy during 1998, a two percent decrease from the previous year. During the year, a tenant who occupied 880 square feet vacated its space prior to the expiration of its lease. This space was subsequently leased to an existing tenant as part of an expansion of its space. Another tenant who occupied 1,278 square feet vacated its space prior to lease expiration and this space has remained vacant. Two tenants totaling 3,438 square feet renewed their leases for five years. One tenant who occupies 1,059 square feet renewed its lease for three years, another tenant occupying 1,033 square feet renewed its lease for two years, and a third tenant occupying 1,127 square feet renewed its lease for one year. A new tenant signed a lease in December for 1,127 square feet which had been occupied by a tenant who had become delinquent in its rental payments. Management is attempting to collect what this tenant owed upon moving out of the space. The space previously occupied by Wild Oats Markets, which contains 19,359 square feet, remained vacant throughout the year. Wild Oats continues to pay rent according to the terms of its lease. During the first quarter, a new roof was installed on a portion of the shopping center. This completes the re-roofing of the shopping center which was accomplished in stages over the past several years. As of December 31, 1998, Mountain View was 98% leased.

     Rental income at Castle Oaks increased $16,651 (4%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily due to an increase in occupancy, an increase in rental rates, and higher tenant reimbursements for common area maintenance costs and real estate taxes. Rental income at Castle Oaks increased $80,813 (24%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily due to an increase in occupancy, an increase in rental rates, and higher tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

     Castle Oaks averaged 92% occupancy during the year, a two percent increase over the previous year. One new tenant who signed a lease in December 1997 took occupancy in January 1998. One tenant who occupied 2,100 square feet renewed its lease for five years. A tenant who occupies 1,800 square feet renewed its lease for three years, and a tenant who occupies 1,500 square feet renewed its lease for 39 months. A tenant who occupied 1,245 square feet signed a lease to take an additional 932 square feet. This tenant expanded into this space subsequent to the end of the year. Another tenant who occupied 1,506 square feet moved to another space in the shopping center which contains 1,827 square feet and signed a new four year lease. As of December 31, 1998, Castle Oaks was 95% leased.

     Rental income at Tower Place increased $14,414 (1%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997, with increases in rental rates offset by decreases in tenant reimbursements for common area maintenance costs, reimbursements for common advertising costs and a decrease in percentage rent received. Rental income at Tower Place increased $36,633 (2%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily due to an increase in occupancy, an increase in rental rates and an increase in tenant reimbursements for common area maintenance costs, offset by a decrease in percentage rent received.

     Tower Place averaged 96% occupancy for the year ended December 31, 1998, a two percent decrease from the previous year. A new lease for 1,604 square feet was executed in January and the tenant took occupancy in February. One tenant who occupied 1,050 square feet vacated its space prior to the expiration of its lease. This space was subsequently leased to an existing tenant who now leases a total of 3,750 square feet. Two other tenants who occupied a total of 3,570 square feet vacated their spaces prior to lease expiration. Both of these spaces have been leased to new tenants who will take occupancy during the first quarter of 1999. Two tenants who occupied a total of 2,650 square feet vacated their spaces upon the expiration of their leases. One of these spaces, containing 1,050 square feet, was leased to a new tenant who took occupancy in September. One tenant who occupies 3,500 square feet renewed its lease for five years and two tenants who occupy a total of 5,322 square feet renewed their leases for three years. A tenant who occupies 1,400 square feet renewed its lease for two years and a tenant who occupies 1,120 square feet renewed its lease for one year. General Cinema, whose eight-screen theater occupies 31,837 square feet, ceased operations in August. They have continued to pay rent according to the terms of their lease, which expires September 30, 2006. Management is aggressively seeking a replacement tenant for this space. As of December 31, 1998, Tower Place was 98% leased.

     Interest income of the Partnership increased $2,676 (3%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily due to larger balances of invested funds. Interest income of the Partnership increased $12,412 (16%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996 primarily due to larger balances of invested funds.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses increased $32,190 (4%) for the year ended December 31, 1998 as compared to the previous year primarily because of higher repair and maintenance costs at each of the Partnership's properties and higher real estate taxes at Mountain View and Castle Oaks. Mountain View's total operating expenses increased with increases in parking lot repairs, legal fees, leasing and promotion costs and real estate taxes being offset by decreases in security costs and property management fees. Castle Oaks' total operating expenses increased primarily because of higher repair and maintenance costs and real estate taxes. Tower Place's total operating expenses decreased with higher repair and maintenance costs offset by lower leasing and promotion costs. During 1998, the tenants at Tower Place stopped paying into a marketing fund for common advertising costs. This resulted in lower income from reimbursements for advertising costs and a corresponding decrease in advertising expenses.

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

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses decreased $34,483 (10%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily due to decreases in accounting and legal costs, investor services costs and telephone expenses, offset by increases in salaries and benefits.

     General and administrative expenses increased $22,081 (7%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996, primarily due to increases in rent, telephone, salaries and benefits, seminars and education costs, and legal and accounting fees.

     Bad debt expenses increased $6,329 for the year ended December 31, 1998 as compared to the same period in 1997 with bad debts at Mountain View being offset by recoveries at Castle Oaks. Bad debt expenses decreased $7,066 for the year ended December 31, 1997 as compared to the same period in 1996 with bad debts at Tower Place being offset by recoveries at Castle Oaks. The reduction is primarily due to intensive efforts by Partnership management and the property managers to recognize and resolve potential tenant problems as rapidly as possible, thereby reducing the build-up in outstanding rent receivables.

     The effect of inflation on results of operations for the years ended December 31, 1998, 1997, and 1996 was not significant.

     The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. The Partnership is continuing to assess and has made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others is still ongoing. Due to the nature and extent of the Partnership's operations that are affected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely affect the Partnership or its business. The Partnership believes that the cost to make appropriate changes of its internal and external systems will not be significant and that such costs will be funded completely through operations.

     Words or phrases when used in the Form 10-K or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes" or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits. The carrying amount of these instruments approximate fair value due to the short-term nature of these instruments. Therefore, the Partnership believes it is relatively unaffected by interest rate changes or other market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as part of this report:

                                                                     Page
                                                                   Number
                                                                   ------
Independent Auditors' Report                                           11

Consolidated Balance Sheets - December 31, 1998 and 1997               12

Consolidated Statements of Earnings - Years ended
     December 31, 1998, 1997, and 1996                                 13

Consolidated Statements of Changes in Partners' Equity -
     Years ended December 31, 1998, 1997, and 1996                     14

Consolidated Statements of Cash Flows - Years ended
     December 31, 1998, 1997, and 1996                                 15

Notes to Consolidated Financial Statements                          16-19

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties I, Ltd.:

We have audited the accompanying consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties I, Ltd. and consolidated joint venture as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                                        KPMG LLP


Dallas, Texas
February 26, 1999

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                1998               1997
                                                           --------------     --------------
ASSETS

Investment properties, at cost (note 3):
     Land                                                  $    6,232,801     $    6,232,801
     Buildings and improvements                                20,389,399         20,319,183
                                                           --------------     --------------
                                                               26,622,200         26,551,984
     Less accumulated depreciation                             10,618,469          9,779,632
                                                           --------------     --------------
       Net investment properties                               16,003,731         16,772,352
Cash and cash equivalents                                       1,808,765          1,620,246
Accounts receivable, net of allowances of
     $8,676 and $5,655 in 1998 and 1997,
     respectively (note 1)                                        641,807            712,929
Other assets, at cost, net of accumulated
     amortization of $587,283 and $512,307 in
     1998 and 1997, respectively                                  206,930            244,668
                                                           --------------     --------------
                                                           $   18,661,233     $   19,350,195
                                                           ==============     ==============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                           $       13,167     $       13,498
Accrued property taxes                                            203,814            195,500
Security deposits                                                 168,745            183,609
                                                           --------------     --------------
              Total liabilities                                   385,726            392,607
                                                           --------------     --------------


Minority interest in joint venture (note 3)                     1,321,510          1,391,212
                                                           --------------     --------------

Partners' equity:
     General Partners:
       Capital contributions                                        1,000              1,000
       Cumulative net earnings                                    239,922            217,606
       Cumulative cash distributions                             (401,398)          (366,834)
                                                           --------------     --------------
                                                                 (160,476)          (148,228)
                                                           --------------     --------------

Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs              24,570,092         24,570,092
     Cumulative net earnings                                   12,212,939         11,119,449
     Cumulative cash distributions                            (19,668,558)       (17,974,937)
                                                           --------------     --------------
                                                               17,114,473         17,714,604
                                                           --------------     --------------
              Total partners' equity                           16,953,997         17,566,376
                                                           --------------     --------------
                                                           $   18,661,233     $   19,350,195
                                                           ==============     ==============

See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                             Years Ended
                                                             December 31,
                                            ---------------------------------------------
                                                1998            1997             1996
                                            ------------    ------------     ------------
INCOME:
     Rental (note 3)                        $  3,181,025    $  3,209,970     $  2,977,215
     Interest                                     90,858          88,182           75,770
                                            ------------    ------------     ------------
                                               3,271,883       3,298,152        3,052,985
                                            ------------    ------------     ------------

EXPENSES:
     Depreciation                                838,837         849,675          850,676
     Property operating                          869,521         837,331          844,730
     General and administrative                  302,720         337,203          315,122
     Bad debts (recoveries), net                   4,701          (1,628)           5,438
                                            ------------    ------------     ------------
                                               2,015,779       2,022,581        2,015,966
                                            ------------    ------------     ------------

       Earnings before minority interest       1,256,104       1,275,571        1,037,019

Minority interest in joint venture's
     earnings (note 3)                           140,298         135,394          132,060
                                            ------------    ------------     ------------
       Net earnings                         $  1,115,806    $  1,140,177     $    904,959
                                            ============    ============     ============

Basic earnings per limited partnership
     interest                               $      38.74    $      39.59     $      31.42
                                            ============    ============     ============


See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                 General          Limited
                                                 Partners         Partners          Total
                                               ------------     ------------     ------------
YEAR ENDED DECEMBER 31, 1996:

     Balance at December 31, 1995              $   (126,844)    $ 18,762,421     $ 18,635,577
     Net earnings                                    18,099          886,860          904,959
     Cash distributions ($50.00 per limited
       partnership interest)                        (28,803)      (1,411,351)      (1,440,154)
                                               ------------     ------------     ------------
     Balance at December 31, 1996              $   (137,548)    $ 18,237,930     $ 18,100,382
                                               ------------     ------------     ------------

YEAR ENDED DECEMBER 31, 1997:

     Net earnings                                    22,804        1,117,373        1,140,177
     Cash distributions ($58.13 per limited
       partnership interest)                        (33,484)      (1,640,699)      (1,674,183)
                                               ------------     ------------     ------------
     Balance at December 31, 1997              $   (148,228)    $ 17,714,604     $ 17,566,376
                                               ------------     ------------     ------------

YEAR ENDED DECEMBER 31, 1998:

     Net earnings                                    22,316        1,093,490        1,115,806
     Cash distributions ($60.00 per limited
       partnership interest)                        (34,564)      (1,693,621)      (1,728,185)
                                               ------------     ------------     ------------
     Balance at December 31, 1998              $   (160,476)    $ 17,114,473     $ 16,953,997
                                               ------------     ------------     ------------

See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years ended
                                                                           December 31,
                                                          ----------------------------------------------
                                                              1998             1997             1996
                                                          ------------     ------------     ------------
Cash flows from operating activities:
   Net earnings                                           $  1,115,806     $  1,140,177     $    904,959
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts (recoveries), net                               4,701           (1,628)           5,438
       Depreciation                                            838,837          849,675          850,676
       Amortization of other assets                             74,976           74,507           67,548
       Minority interest in joint venture's earnings           140,298          135,394          132,060
       Change in assets and liabilities:
         Accounts and notes receivable                          66,421           15,968          (43,476)
         Other assets                                          (37,238)         (41,452)         (82,739)
         Accounts payable                                         (331)         (11,803)          (1,314)
         Accrued property taxes and security deposits           (6,550)         (20,621)          (1,762)
                                                          ------------     ------------     ------------
           Net cash provided by operating activities         2,196,920        2,140,217        1,831,390
                                                          ------------     ------------     ------------

Cash flows from investing activities -
   Additions to investment properties                          (70,216)         (50,624)        (100,147)
                                                          ------------     ------------     ------------

Cash flows from financing activities:
   Distributions to minority interest in joint venture        (210,000)        (212,700)        (198,750)
   Cash distributions                                       (1,728,185)      (1,674,183)      (1,440,154)
                                                          ------------     ------------     ------------
     Net cash used in financing activities                  (1,938,185)      (1,886,883)      (1,638,904)
                                                          ------------     ------------     ------------

Net increase in cash and cash equivalents                      188,519          202,710           92,339
Cash and cash equivalents at beginning of year               1,620,246        1,417,536        1,325,197
                                                          ------------     ------------     ------------
Cash and cash equivalents at end of year                  $  1,808,765     $  1,620,246     $  1,417,536
                                                          ============     ============     ============

See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1998


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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 1998 and 1997, there were $457,406 and $492,448, respectively, of accounts receivable related to such accruals.

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


                                                                       Continued

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Basic earnings and cash distributions per limited partnership interest are based upon the limited partnership interests outstanding at year-end and the net earnings and cash distributions allocated to the Limited Partners in accordance with the Partnership Agreement.

     For purposes of reporting cash flows, the Partnership considers all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 1998 and 1997. For cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

3. INVESTMENT PROPERTIES

     The Partnership owns and operates Mountain View Plaza, a shopping center located in Scottsdale, Arizona, and Castle Oaks Village, a shopping center located in Castle Hills (San Antonio), Texas. In addition, the Partnership owns an 85% interest in Tower Place Joint Venture, a joint venture which owns Tower Place Festival Shopping Center located in Pineville (Charlotte), North


                                                                       Continued

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Carolina. The remaining interest in the joint venture is owned by Murray Income Properties II, Ltd., ("MIP II"), an affiliated real estate limited partnership. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 85% ownership interest in the joint venture.

     During 1998, the Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and related information", which established standards for the way that public business enterprises report information about operating segments in audited financial statements, as well as related disclosures about products and services, geographic areas, and major customers. The Partnership defines each of its shopping centers as operating segments; however, management has determined that all of its properties have similar economic characteristics and also meet the other criteria which permit the properties to be aggregated into one reportable segment. Management of the Partnership makes decisions about resource allocation and performance assessment based on the same financial information presented throughout these consolidated financial statements.

     The Partnership had no outstanding receivable balances at December 31, 1998 or 1997, which, individually, exceeded 5% of the Partnership's total assets.

     Rental income from a major customer was approximately $448,000 for the three years ended 1998, 1997, and 1996, respectively.

     Operating leases with tenants range in terms from two to 20 years. Fixed minimum future rentals under existing leases at December 31, 1998 are as follows:

     Year ending December 31:

                1999                    $   2,398,846
                2000                        1,990,756
                2001                        1,621,743
                2002                        1,377,830
                2003                        1,102,100
                Thereafter                  1,779,249
                                        -------------
                                        $  10,270,524
                                        =============


     Rental income includes $582,566, $653,652, and $588,924 in 1998, 1997, and
1996, respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.


                                                                       Continued

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. RECONCILIATION OF CONSOLIDATED FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

     Reconciliation of consolidated financial statement net earnings to Federal income tax basis net earnings is as follows:

                                                                           Years Ended
                                                                           December 31,
                                                          ---------------------------------------------
                                                              1998            1997              1996
                                                          ------------    ------------     ------------
Net earnings - financial statement basis                  $  1,115,806    $  1,140,177     $    904,959
                                                          ------------    ------------     ------------
   Financial statement basis depreciation/amortization
     over tax basis depreciation/amortization                   31,056          32,530           17,687
   Financial statement basis rental income
     under (over) tax basis rental income                       13,062         (13,895)         (17,927)
   Financial statement basis joint venture earnings
     under (over) tax basis joint venture earnings              23,381          28,191           (2,145)
                                                          ------------    ------------     ------------
Sub-total                                                       67,499          46,826           (2,385)
                                                          ------------    ------------     ------------
Net earnings - Federal income tax basis                   $  1,183,305    $  1,187,003     $    902,574
                                                          ============    ============     ============

   Reconciliation of consolidated financial statement partners' equity to Federal income tax basis partners' equity is as follows:

                                                                            December 31,
                                                          ----------------------------------------------
                                                             1998              1997             1996
                                                          ------------     ------------     ------------
Total partners' equity - financial statement basis        $ 16,953,997     $ 17,566,376     $ 18,100,382
     Current year financial statement net earnings
       under (over) tax basis net earnings                      67,499           46,826           (2,385)
     Cumulative prior years financial statement net
       earnings over tax basis net earnings                 (1,148,769)      (1,195,595)      (1,193,210)
                                                          ------------     ------------     ------------
   Total partners' equity - Federal income tax basis      $ 15,872,727     $ 16,417,607     $ 16,904,787
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

     The Partnership Agreement provides that the Partnership will have an Investment Committee consisting initially of three members, appointed by Murray Realty Investors VIII, Inc. (the "Corporate General Partner"). A person appointed to the Investment Committee may be removed by the Corporate General Partner, but the Corporate General Partner must name a replacement. The acquisition, sale, financing or refinancing of a Partnership property must be approved by a majority of the members of the Investment Committee. The members of the Investment Committee currently are Messrs. Jack E. Crozier, Mitchell L. Armstrong and W. Brent Buck. Murray Realty Investors VIII, Inc. is owned 60% by Mr. Armstrong and 40% by Mr. Buck. The following is a brief description of Jack
E. Crozier, a general partner of Crozier Partners VIII, Ltd. a General Partner, and the directors and executive officers of the Corporate General Partner:

Crozier Partners VIII, Ltd., General Partner

     Jack E. Crozier, 70, General Partner. From 1954 through July 1990, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1989 he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets. He is a consultant to several companies.

Murray Realty Investors VIII, Inc., Corporate General Partner

     The directors and executive officers of Murray Realty Investors VIII, Inc. are:

     Mitchell L. Armstrong, 48, President and Director. Mr. Armstrong became President of Murray Realty Investors VIII, Inc. on November 15, 1989. From September 1984 to that date, he was Senior Vice President - Product Development of Murray Realty Investors, Inc. and Murray Property Investors, and Vice President - Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins and Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants and a member of the Institute of Certified Financial Planners.

     W. Brent Buck, 43, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors VIII, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership, except for Mountain View Plaza Shopping Center. Since their acquisition to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Mississippi broker's license.

ITEM 11. EXECUTIVE COMPENSATION.

     Murray Income Properties I, Ltd. does not have any employees. However, pursuant to an amendment to the Partnership Agreement effective November 15, 1989, it reimburses Murray Income Properties II, Ltd. for forty-seven percent (47%) of executive compensation incurred in the management of that partnership and Murray Income Properties I, Ltd. Murray Income Properties II, Ltd. is a real estate limited partnership, the general partners of which are affiliates of the General Partners. The following table presents Murray Income Properties I, Ltd.'s share of executive compensation paid by Murray Income Properties II, Ltd.


                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION
                                        ----------------------------------------
                                                                      All Other
Name and Principal Position             Year          Salary        Compensation(1)
---------------------------             ----          ------        ------------
Mitchell L. Armstrong,                  1998         $59,079          $2,525
     President*                         1997          58,092           2,495
                                        1996          56,236             443

W. Brent Buck,                          1998          43,995           1,536
     Executive Vice President*          1997          43,260           1,503
                                        1996          41,877             196


* Offices held in Murray Realty Investors VIII, Inc., the Corporate General Partner. (1) The Partnership provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees. The amounts shown in this column include the following:

     (a) Matching contributions by the Partnership under its SIMPLE-IRA plan which equaled 3% of each employee's covered compensation (salary and term insurance value). During 1998 the Partnership's matching contributions were $1,795 for Mr. Armstrong and $1,329 for Mr. Buck.

     (b)  Full premium cost of term insurance that will benefit the executive.

     The Partnership and Murray Income Properties II, Ltd. entered into severance agreements with Mr. Armstrong and Mr. Buck effective September 16, 1996. Pursuant to these agreements, upon the occurrence of specified events, the Partnership will be obligated for forty-seven (47%) of any benefits paid pursuant to the agreements to either Mr. Armstrong or Mr. Buck. The agreement with Mr. Armstrong provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by fifteen (15), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by eighteen
(18). The agreement with Mr. Buck provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by twelve
(12), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by fourteen
(14).

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

     During the operational and liquidation stages of this Partnership, the General Partners and their affiliates receive various fees and distributions. For information on these types of remuneration, reference is made to the section entitled "Management Compensation" as contained in the Prospectus dated May 31, 1984 filed as a part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016) attached hereto as Exhibit 99d. See "Item 13. Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     No person (including any "group" as that term is used in Section 13 (d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1998.

     No General Partner, officer, director or partner of the General Partners beneficially owned or owned of record directly or indirectly any interest as of December 31, 1998.

     No arrangements are known to the Partnership which may result in a change of control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended December 31, 1998 the Partnership reimbursed Murray Income Properties II, Ltd. ("MIP II") for forty-seven percent (47%) of the costs associated with the management of the Partnership and MIP II. MIP II is a publicly-registered real estate limited partnership the general partners of which are affiliates of the General Partners. The reimbursement has been included in general and administrative expenses.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1.   Financial Statements - See Index to Financial Statements in Item
               8 of this Form 10-K

          2.   Financial Statement Schedules with Independent Auditors' report
               Thereon:

               (i)  Consolidated Valuation and Qualifying Accounts (Schedule II)
                    - Years ended December 31, 1998, 1997, and 1996.

               (ii) Consolidated Real Estate and Accumulated Depreciation
                    (Schedule III) - December 31, 1998

               All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

     (b)  Reports on Form 8-K filed during the last quarter of the year.

              None

     (c)  Exhibits:

          3a Agreement of Limited Partnership of Murray Income Properties, Ltd. - 84. Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11 Registration Statement (File No. 2-90016).

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

               10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

          4 Form of Certificate representing Limited Partnership Interest. Reference is made to Exhibit 4 to Amendment No. 1 to Partnership's Form S-11 Registration Statement, filed with the Securities and Exchange Commission on May 17, 1984. (File No. 2-90016)

          10a Lease Agreement with Palo Alto Educational Systems, Inc. to lease certain premises as described within the Lease Agreement dated April 11, 1983 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10m to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

          10b Lease Agreement with General Cinema Corporation of North Carolina to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10o to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

          10c Lease Agreement with J&K Cafeterias to lease certain premises as described in the Lease Agreement dated April 12, 1994 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1995. (File No. 0-14105)

          10d Data Processing System Use Agreement between Murray Income Properties I, Ltd. and The Mavricc Management Systems, Inc. dated September 1, 1998. Filed herewith.

          10e Property Management Agreement and Exclusive Marketing Agreement with Zell Management and Development, Inc. for property management services described in the Property Management Agreement dated December 20, 1989 (as extended pursuant to the Extension of Property Management Agreement dated December 10, 1998 at Mountain View Plaza Shopping Center). Filed herewith.

          10f Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated November 9, 1998 at Tower Place Festival Shopping Center. Filed herewith.

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

          10k Fourth Amendment of Lease Agreement, Consent to Assignment and Estoppel Certificate dated June 30, 1997 by, between and among Wild Oats Markets, Inc., Reay's Ranch Markets, Inc., and Murray Income Properties I, Ltd. Reference is made to Exhibit 10k to the 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1998. (File No. 0-14105)

          10l Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated November 9, 1993 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

          10m Lease Agreement with Razmiko's, Ltd. to lease certain premises as described with the Lease Agreement dated August 1, 1995 at Castle Oaks Shopping Center. Reference is made to Exhibit 10m to the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1996. (File No. 0-14105)

          10n Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

          10o Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10b to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

          27   Financial Data Schedule. Filed herewith.

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

          99c Amendment No. 9 to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989. Filed herewith.

          99d Management Compensation as contained in the Prospectus (Pages 10 through 17) dated May 31, 1984 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016). Filed herewith.

     (d)  Financial Statement Schedules with Independent Auditors' Report
          Thereon:

          (i) Consolidated Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 1998, 1997, and 1996.

          (ii) Consolidated Real Estate and Accumulated Depreciation (Schedule
               III) - December 31, 1998.

     All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties I, Ltd.:

Under date of February 26, 1999, we reported on the consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership`s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                                        KPMG LLP


Dallas, Texas
February 26, 1999

                                                                     Schedule II


                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                      Balance at   Charged to              Balance at
                                      beginning    costs and                 end of
           Description                of period    expenses    Deductions    period
           -----------                ---------    --------    ----------   ---------
Allowance for doubtful accounts:
     Year ended December 31, 1996      $ 21,758       5,438       19,913       7,283
                                       ========    ========     ========    ========

     Year ended December 31, 1997      $  7,283      (1,628)         -0-       5,655
                                       ========    ========     ========    ========

     Year ended December 31, 1998      $  5,655       4,701        1,680       8,676
                                       ========    ========     ========    ========


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

                                December 31, 1998

                                                                         Costs Capitalized             Gross Amount
                                                   Initial Cost             Subsequent               at which carried at
                                                to Partnership (A)        to Acquisition             Close of Period (D)
                                           ----------------------------   --------------  -----------------------------------------
                                                           Buildings and                               Buildings and
     Description           Encumbrances        Land        Improvements    Improvements     Land       Improvements       Total
     -----------           ------------        ----        ------------    ------------     ----       ------------       -----
Shopping Center
  San Antonio, Texas       $          0    $   1,240,051    $   3,017,075   $    554,770  $ 1,240,051   $  3,571,845  $   4,811,896
Shopping Center
  Scottsdale, Arizona      $          0    $   2,805,238    $   4,316,052   $    792,464  $ 2,805,238   $  5,108,516  $   7,913,754
Shopping Center
  Pineville
  (Charlotte),
  North Carolina           $          0    $   2,187,512    $  10,280,876   $  1,428,162  $ 2,187,512   $ 11,709,038  $  13,896,550
                           ------------    -------------    -------------   ------------  -----------   ------------  -------------
                           $          0    $   6,232,801    $  17,614,003   $  2,775,396  $ 6,232,801   $ 20,389,399  $  26,622,200
                           ============    =============    =============   ============  ===========   ============  =============


                                                                            Life on which
                                                                           Depreciation in
                                                              Fiscal       Latest Statement
                           Accumulated         Year of          Year         of Earnings
     Description           Depreciation      Construction     Acquired       is Computed
     -----------           ------------      ------------     --------       -----------
Shopping Center
  San Antonio, Texas       $   2,011,982        1985           1986          3-25 YEARS
Shopping Center
  Scottsdale, Arizona      $   2,736,609        1983           1985          3-25 YEARS
Shopping Center
  Pineville
  (Charlotte),
  North Carolina           $   5,869,878        1982           1986          3-25 YEARS
                           -------------
                           $  10,618,469
                           =============

Notes:

(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B)  Reconciliation of real estate owned for 1998, 1997 and 1996:

                                                     1998                1997                1996
                                                 ------------        ------------        ------------
     Balance at beginning of period              $ 26,551,984        $ 26,501,360        $ 26,401,213
     Additions during period                     $     70,216        $     50,624        $    100,147
     Retirements during period                   $          0        $          0        $          0
                                                 ------------        ------------        ------------
     Balance at close of period                  $ 26,622,200        $ 26,551,984        $ 26,501,360
                                                 ============        ============        ============

(C)  Reconciliation of accumulated depreciation for 1998, 1997 and 1996:

                                                     1998                1997                1996
                                                 ------------        ------------        ------------
    Balance at beginning of period               $  9,779,632        $  8,929,957        $  8,079,281
    Depreciation expense                         $    838,837        $    849,675        $    850,676
    Retirements during period                    $          0        $          0        $          0
                                                 ------------        ------------        ------------
    Balance at close of period                   $ 10,618,469        $  9,779,632        $  8,929,957
                                                 ============        ============        ============

(D) The aggregate cost of real estate at December 31, 1998 for Federal income tax purposes is $26,763,703

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

                                      MURRAY INCOME PROPERTIES I, LTD.

                                      By:   Crozier Partners VIII, Ltd.
                                            a General Partner

Dated:   March 26, 1999               By:         /s/ Jack E. Crozier
                                            -----------------------------------
                                            Jack E. Crozier
                                            a General Partner

                                      By:   Murray Realty Investors VIII, Inc.
                                            a General Partner

Dated:   March 26, 1999               By:       /s/ Mitchell Armstrong
                                            -----------------------------------
                                            Mitchell Armstrong
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      Murray Realty Investors VIII, Inc.
                                      a General Partner

Dated:   March 26, 1999               By:         /s/ Brent Buck
                                            -----------------------------------
                                            Brent Buck
                                            Executive Vice President
                                            Director

Dated:   March 26, 1999               By:         /s/ Mitchell Armstrong
                                            -----------------------------------
                                            Mitchell Armstrong
                                            Chief Executive Officer
                                            Chief Financial Officer
                                            Director

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                   DESCRIPTION
       ------                   -----------

         3a       Agreement of Limited Partnership of Murray Income Properties,
                  Ltd. - 84. Reference is made to Exhibit A of the Prospectus dated Ma 31, 1984 contained in Amendment No. 2 to
                  Partnership's Form S-11 Registration Statement. (File No.
                  2-90016)

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

         5        Form of Certificate representing Limited Partnership Interest.
                  Reference is made to Exhibit 4 to Amendment No. 1 to
                  Partnership's Form S-11 Registration Statement, filed with the
                  Securities and Exchange Commission on May 17, 1984. (File No.
                  2-90016)

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

         10d      Data Processing System Use Agreement between Murray Income
                  Properties I, Ltd. and The Mavricc Management Systems, Inc.
                  dated September 1, 1998. Filed herewith.

         10e      Property Management Agreement and Exclusive Marketing
                  Agreement with Zell Management and Development, Inc. for property management services described in the Property
                  Management Agreement dated December 20, 1989 (as extended pursuant to the Extension of Property Management Agreement dated December 10, 1998 at Mountain View Plaza Shopping
                  Center). Filed herewith.

         10f      Management Agreement with CK Charlotte Overhead Limited
                  Partnership for management and operation services described in the Management Agreement dated November 9, 1998 at Tower Place
                  Festival Shopping Center. Filed herewith.

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

         10i Lease Agreement with Reay's Ranch Markets, Inc. to lease certain premises as described within the Lease Agreement dated
                  October 20, 1992 at Mountain View Plaza Shopping Center.
                  Reference is made to Exhibit 10m to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

         10j      Third Amendment to Lease with Reay's Ranch Markets, Inc. dated
                  November 3, 1993 at Mountain View Plaza Shopping Center.
                  Reference is made to Exhibit 10n to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

         10k      Fourth Amendment of Lease Agreement, Consent to Assignment and
                  Estoppel Certificate dated June 30, 1997 by, between and among Wild Oats Markets, Inc., Reay's Ranch Markets, Inc., and
                  Murray Income Properties I, Ltd. Reference is made to Exhibit
                  10k to the 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1998. (File
                  No. 0-14105)

         10l Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated
                  November 9, 1993 at Tower Place Festival Shopping Center.
                  Reference is made to Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

         10m Lease Agreement with Razmiko's, Ltd. to lease certain premises as described with the Lease Agreement dated August 1, 1995 at Castle Oaks Shopping Center. Reference is made to Exhibit 10m to the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1996. (File
                  No. 0-14105)

         10n      Severance Agreements by and among Murray Income Properties I,
                  Ltd. and Murray Income Properties II, Ltd. and Mitchell L.
                  Armstrong dated September 16, 1996. Reference is made to
                  Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8,
                  1996. (File No. 0-14105)

         10o      Severance Agreements by and among Murray Income Properties I,
                  Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10b to the 1996 3rd Quarter Report on Form 10-Q filed with the
                  Securities and Exchange Commission on November 8, 1996. (File
                  No. 0-14105)

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

         99c Amendment No. 9 to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989. Filed herewith.

         99d      Management Compensation as contained in the Prospectus (Pages
                  10 through 17) dated May 31, 1984 filed as part of Amendment
                  No. 2 to Registrant's Form S-11 Registration Statement (File
                  No. 2-90016). Filed herewith.