Form 10-Q
period 1999-03-31
MURRAY INCOME PROPERTIES I LTD
filed 1999-05-11
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q
                                  ------------

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 -------

         For the quarterly period ended March 31, 1999. . . . . . . . . . . . .

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS


                                                  March 31,        December 31,
                                                     1999              1998
                                                ------------       ------------
                                                 (unaudited)
ASSETS

Investment properties, at cost
   Land                                         $  6,232,801       $  6,232,801
   Buildings and improvements                     20,399,905         20,389,399
                                                ------------       ------------
                                                  26,632,706         26,622,200
   Less accumulated depreciation                  10,825,182         10,618,469
                                                ------------       ------------
     Net investment properties                    15,807,524         16,003,731
Cash and cash equivalents                          1,693,329          1,808,765
Accounts receivable, net of allowances
   of $6,905 and $8,676, in 1999 and 1998,
   respectively                                      754,509            641,807
Other assets, at cost, net of accumulated
   amortization of $603,966 and $587,283
   in 1999 and 1998, respectively                    188,893            206,930
                                                ------------        -----------
                                                $ 18,444,255       $ 18,661,233
                                                ============       ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                $     25,330       $     13,167
Accrued property taxes                               119,638            203,814
Security deposits                                    169,949            168,745
                                                ------------       ------------
          Total liabilities                          314,917            385,726
                                                ------------       ------------

Minority interest in joint venture                 1,303,322          1,321,510
                                                ------------       ------------

Partners' equity:
   General Partners:
     Capital contributions                             1,000              1,000
     Cumulative net earnings                         246,003            239,922
     Cumulative cash distributions                  (410,039)          (401,398)
                                                ------------       ------------
                                                    (163,036)          (160,476)
                                                ------------       ------------

   Limited Partners (28,227 Interests):
     Capital contributions, net of offering
     costs                                        24,570,092         24,570,092
     Cumulative net earnings                      12,510,923         12,212,939
     Cumulative cash distributions               (20,091,963)       (19,668,558)
                                                ------------       ------------
                                                  16,989,052         17,114,473
                                                ------------       ------------
          Total partners' equity                  16,826,016         16,953,997
                                                ------------       ------------
                                                $ 18,444,255         18,661,233
                                                ============       ============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS


                                                         Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                         1999            1998
                                                     -----------      ---------
INCOME:
   Rental                                            $  831,605       $ 809,842
   Interest                                              21,342          22,306
                                                     -----------      ---------
                                                        852,947         832,148
                                                     -----------      ---------
EXPENSES:
   Depreciation                                         206,713         210,719
   Property operating                                   202,951         201,679
   General and administrative                           102,428         105,071
   Bad debts (recoveries), net                              (72)           (863)
                                                     -----------      ---------
                                                        512,020         516,606
                                                     -----------      ---------

          Earnings before minority interest             340,927         315,542

Minority interest in joint venture's earnings            36,862          37,621
                                                     -----------      ----------
          Net earnings                               $  304,065       $ 277,921
                                                     ===========      ==========

Basic earnings per limited partnership interest          $10.56          $ 9.65
                                                     ===========      ==========

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                              General        Limited
                                             Partners        Partners          Total
                                            ----------      -----------     -----------

THREE MONTHS ENDED MARCH 31, 1998:

   Balance at December 31, 1997             $ (148,228)     $ 17,714,604    $ 17,566,376
   Net earnings                                  5,558           272,363         277,921
   Cash distributions                           (8,641)         (423,405)       (432,046)
                                            ----------      ------------    ------------
   Balance at March 31, 1998                $ (151,311)     $ 17,563,562    $ 17,412,251
                                            ==========      ============    ============


THREE MONTHS ENDED MARCH 31, 1999:

   Balance at December 31, 1998             $ (160,476)     $ 17,114,473    $ 16,953,997
   Net earnings                                  6,081           297,984         304,065
   Cash distributions                           (8,641)         (423,405)       (432,046)
                                            ----------      ------------    ------------
   Balance at March 31, 1999                $ (163,036)     $ 16,989,052    $ 16,826,016
                                            ==========      ============    ============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three Months Ended
                                                                March 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------    ----------
Cash flows from operating activities:
   Net earnings                                       $  304,065     $  277,921
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts (recoveries), net                           (72)          (863)
       Depreciation                                      206,713        210,719
       Amortization of other assets                       16,683         17,805
       Minority interest in joint venture's earnings      36,862         37,621
       Change in assets and liabilities:
       Accounts and notes receivable                    (112,630)        (4,391)
       Other assets                                        1,354        (10,352)
       Accounts payable                                   12,163         16,928
       Accrued property taxes and security deposits      (82,972)       (88,827)
                                                      ----------      ---------
           Net cash provided by operating activities     382,166        456,561
                                                      ----------      ---------
Cash flows from investing activities -
   Additions to investment properties                    (10,506)       (52,850)
                                                       ----------      ---------

Cash flows from financing activities:
   Distributions to minority interest in joint venture   (55,050)       (48,900)
   Cash distributions                                   (432,046)      (432,046)
                                                      ----------      ---------
           Net cash used in financing activities        (487,096)      (480,946)
                                                      ----------      ---------

Net decrease in cash and cash equivalents               (115,436)       (77,235)
Cash and cash equivalents at beginning of period       1,808,765      1,620,246
                                                      ----------      ---------
Cash and cash equivalents at end of period          $  1,693,329     $1,543,011
                                                      ==========     ==========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999

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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At March 31, 1999 and December 31, 1998, $453,938 and $457,406, respectively, of accounts receivable related to such accruals.

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

     Basic earnings and cash distributions per limited partnership interest are based upon the limited partnership interests outstanding at period-end and the net earnings and cash distributions allocated to the Limited Partners in accordance with the Partnership Agreement, as amended.

     For purposes of reporting cash flows, the Partnership considers all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 1999 and December 31, 1998. For cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

     Effective January 1, 1999, the Partnership implemented the provisions of Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expenses as incurred. SOP 98-5 requires initial application to be recorded as of the beginning of the fiscal year in which the SOP is first adopted and is reported as the cumulative effect of a change in accounting principle. Due to the nature of capitalized costs of the Partnership, the effect of implementation of this new pronouncement did not have a significant effect on the financial condition or results of operations of the Partnership.

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

     The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and related information", which established standards for the way that public business enterprises report information about operating segments in audited financial statements, as well as related disclosures about products and services, geographic areas, and major customers. The Partnership defines each of its shopping centers as operating segments; however, management has determined that all of its properties have similar economic characteristics and also meet the other criteria which permit the properties to be aggregated into one reportable segment. Management of the Partnership makes decisions about resource allocation and performance assessment based on the same financial information presented throughout these consolidated financial statements.

4.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 has been prepared by management without audit by independent public accountants. The Partnership's 1998 annual report contains audited consolidated financial statements including the notes to the consolidated financial statements and should be read in conjunction with the financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     As of March 31, 1999, the Partnership had cash and cash equivalents of $1,693,329. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At March 31, 1999 and December 31, 1998, there were $453,938 and $457,406, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. The increase in accounts receivable of $112,630 from December 31, 1998 to March 31, 1999 is primarily due to an increase in receivables for rent collected (but not yet remitted to the Partnership by the property management companies) and tenant receivables at each of the Partnership's properties. As of March 31, 1999 and December 31, 1998, the Partnership had allowances of $6,905 and $8,676 respectively, for uncollectible accounts receivable.

     The decrease of $84,176 in accrued property taxes from December 31, 1998 to March 31, 1999 is primarily due to the payment of 1998 property taxes for the Partnership's properties.

     During the three months ended March 31, 1999, the Partnership made Cash Distributions from Operations totaling $432,046 related to the three month period ended December 31, 1998. Subsequent to March 31, 1999, the Partnership made a Cash Distribution from Operations of $432,046 (which was reduced by $25,384 related to 1998 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three months ended March 31, 1999. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income increased $21,763 (3%) for the three months ended March 31, 1999 as compared to the same period in 1998. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties.


                                                          Three Months Ended
                                                                March 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------    ----------
Mountain View Plaza Shopping Center
   Rental income                                      $  241,343     $  232,119
   Bad debt expense (recovery)                               (72)           -0-
   Average occupancy                                          97%            97%

Castle Oaks Village Shopping Center
   Rental income                                      $  132,475     $  110,798
   Bad debt expense (recovery)                               -0-         (1,474)
   Average occupancy                                          95%            92%

Tower Place Festival Shopping Center
   Rental income                                      $  457,787     $  466,925
   Bad debt expense                                          -0-            611
   Average occupancy                                          97%            98%

     Rental income at Mountain View Plaza in Scottsdale, Arizona increased $9,224 for the three months ended March 31, 1999 as compared to the same period in 1998 due to higher tenant reimbursements for common area maintenance costs, real estate taxes, and insurance costs.

     Occupancy at Mountain View averaged 97% during the quarter ended March 31, 1999, a one percent decrease from the previous quarter. A restaurant which occupied 1,540 square feet vacated its premises prior to the expiration of its lease. However, the tenant paid all of its rental obligation through the term of the lease and this space has subsequently been leased to a new restaurant for five years. Another restaurant which occupied 1,380 square feet under a lease that expired April 30 assigned the lease to a new owner who extended the term of the lease for an additional three years. A new tenant who signed a lease for 1,170 square feet in December took occupancy of the space in February. A tenant who occupies 1,039 square feet renewed its lease for five years.

     Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas increased $21,677 for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to an increase in occupancy, an increase in rental rates, and higher tenant reimbursements for common area maintenance costs, real estate taxes, and insurance costs.

     Occupancy at Castle Oaks averaged 95% during the quarter ended March 31, 1999, a two percent increase over the previous quarter. One tenant who occupied 1,245 square feet expanded, taking an additional 932 square feet. This tenant also extended the term of the lease for one year and the lease will now expire November 30, 2001. In January the parking lot lighting was upgraded, making the shopping center brighter at night.

     Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina decreased $9,138 for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to a decrease in tenant reimbursements for common area maintenance costs, and insurance costs.

     Occupancy at Tower Place averaged 97% during the quarter ended March 31, 1999, a three percent increase over the previous quarter. During the fourth quarter of last year, a new lease for 1,260 square feet was signed and this tenant took occupancy in January. A new lease for 1,600 square feet was signed and the tenant will take occupancy during the second quarter. A lease for 2,310 square feet was signed; however, the tenant never took occupancy and management is attempting to lease this space. To date, this tenant has paid rent according to the terms of its lease. Two tenants who occupy a total of 3,650 square feet renewed their leases for three years. Subsequent to the end of the quarter, Famous Footwear, who occupies 9,600 square feet, notified management that it is exercising a clause in its lease allowing it to terminate the lease with six months notice. The termination date of the lease will be October 5, 1999. Management is aggressively pursuing a replacement for this space.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses were flat for the period ended March 31, 1999 as compared to the same period in 1998. Mountain View's total operating expenses increased with increases in legal fees and real estate taxes being offset by decreases in security costs, repair and maintenance costs and landscaping services. Castle Oaks' total operating expenses increased slightly because of higher property management fees and real estate taxes. Tower Place's total operating expenses decreased with higher repair and maintenance cost offset by lower security costs, legal fees and real estate taxes.

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses decreased $2,643 for the quarter ended March 31, 1999 as compared to the same period in 1998 primarily due to decreases in accounting and legal costs, investor services cost and telephone expenses, offset by increases in salaries and benefits.

     The Partnership recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. Through March 31, 1999, the Partnership is continuing to assess and has made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others is still ongoing. Due to the nature and extent of the Partnership's operations that are affected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely affect the Partnership or its business. The Partnership believes that the cost to make appropriate changes of its internal and external systems will not be significant and that such costs will be funded completely through operations.

     Words or phrases when used in the Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes" or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 1999:

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

                                          MURRAY INCOME PROPERTIES I, LTD.

                                          By: Murray Realty Investors VIII, Inc.
                                              A General Partner



Date:  May 11, 1999                       By:  /s/ Mitchell Armstrong
                                             -----------------------------------
                                               Mitchell Armstrong
                                               President
                                               Chief Financial Officer

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