Form 10-Q
period 1999-06-30
MURRAY INCOME PROPERTIES I LTD
filed 1999-08-06
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-Q

                                  ------------

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1999 . . . . . . . . . . . .

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934

          For the transition period from                  to
                                         ----------------    -----------------

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

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS

                                                     June 30,     December 31,
                                                       1999           1998
                                                    -----------   ------------
                                                    (unaudited)
ASSETS

Investment properties, at cost:
   Land                                             $ 6,232,801   $ 6,232,801
   Buildings and improvements                        20,403,559    20,389,399
                                                    -----------   -----------
                                                     26,636,360    26,622,200
   Less accumulated depreciation                     11,032,584    10,618,469
                                                    -----------   -----------
     Net investment properties                       15,603,776    16,003,731
Cash and cash equivalents                             1,814,897     1,808,765
Accounts receivable, net of
   allowance of $786 and $8,676, in 1999
   and 1998, respectively                               703,087       641,807
Other assets, at cost, net of accumulated
   amortization of $601,413 and $587,283
   in 1999 and 1998, respectively                       226,745       206,930
                                                    -----------   -----------
                                                    $18,348,505   $18,661,233
                                                    ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                    $    33,600   $    13,167
Accrued property taxes                                  134,499       203,814
Security deposits                                       184,279       168,745
                                                    -----------   -----------
          Total liabilities                             352,378       385,726
                                                    -----------   -----------

Minority interest in joint venture                    1,287,892     1,321,510
                                                    -----------   -----------

Partners' equity:
   General Partners:
     Capital contributions                                1,000         1,000
     Cumulative net earnings                            252,289       239,922
     Cumulative cash distributions                     (418,680)     (401,398)
                                                    -----------   -----------
                                                       (165,391)     (160,476)
                                                    -----------   -----------

   Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs    24,570,092    24,570,092
     Cumulative net earnings                         12,818,902    12,212,939
     Cumulative cash distributions                  (20,515,368)  (19,668,558)
                                                    -----------   -----------
                                                     16,873,626    17,114,473
                                                    -----------   -----------
          Total partners' equity                     16,708,235    16,953,997
                                                    -----------   -----------
                                                    $18,348,505   $18,661,233
                                                    ===========   ===========

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                Three Months Ended        Six Months Ended
                                                    June 30,                  June 30,
                                           ------------------------   -----------------------
                                               1999         1998         1999         1998
                                           -----------   ----------   ----------   ----------
INCOME:
   Rental                                   $  825,754   $  775,385   $1,657,359   $1,585,227
   Interest                                     22,168       21,585       43,510       43,891
                                            ----------   ----------   ----------   ----------
                                               847,922      796,970    1,700,869    1,629,118
                                            ----------   ----------   ----------   ----------

EXPENSES:
   Depreciation                                207,402      210,374      414,115      421,093
   Property operating                          210,392      228,892      413,343      430,571
   General and administrative                   75,606       72,790      178,034      177,861
   Bad debts (recoveries), net                    (113)        (346)        (185)      (1,209)
                                            ----------   ----------   ----------   ----------
                                               493,287      511,710    1,005,307    1,028,316
                                            ----------   ----------   ----------   ----------

     Earnings before minority interest         354,635      285,260      695,562      600,802

     Minority interest in joint venture's
     earnings                                   40,370       30,953       77,232       68,574
                                            ----------   ----------   ----------   ----------

     Net earnings                           $  314,265   $  254,307   $  618,330   $  532,228
                                            ==========   ==========   ==========   ==========

Basic earnings per limited partnership
interest                                    $    10.91   $     8.83   $    21.47   $    18.48
                                            ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                          General     Limited
                                         Partners     Partners      Total
                                        ----------  -----------  -----------
SIX MONTHS ENDED JUNE 30, 1998:

   Balance at December 31, 1997         $ (148,228) $17,714,604  $17,566,376
   Net earnings                             10,645      521,583      532,228
   Cash distributions                      (17,282)    (846,811)    (864,093)
                                        ----------  -----------  -----------
   Balance at June 30, 1998             $ (154,865) $17,389,376  $17,234,511
                                        ==========  ===========  ===========


SIX MONTHS ENDED JUNE 30, 1999:

   Balance at December 31, 1998         $ (160,476) $17,114,473  $16,953,997
   Net earnings                             12,367      605,963      618,330
   Cash distributions                      (17,282)    (846,810)    (864,092)
                                        ----------  -----------  -----------
   Balance at June 30, 1999             $ (165,391) $16,873,626  $16,708,235
                                        ==========  ===========  ===========

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                Six Months Ended
                                                                     June 30,
                                                           ---------------------------
                                                              1999            1998
                                                           -----------    ------------
Cash flows from operating activities:
     Net earnings                                          $   618,330    $   532,228
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Bad debts (recoveries), net                              (185)        (1,209)
         Depreciation                                          414,115        421,093
         Amortization of other assets                           33,962         35,515
         Minority interest in joint venture's earnings          77,232         68,574
         Change in assets and liabilities:
           Accounts and notes receivable                       (61,095)       (26,234)
           Other assets                                        (53,777)       (45,065)
           Accounts payable                                     20,433          2,217
           Accrued property taxes and security deposits        (53,781)       (60,982)
                                                           -----------    -----------
              Net cash provided by operating activities        995,234        926,137
                                                           -----------    -----------

Cash flows from investing activities:
     Additions to investment properties                        (14,160)       (58,582)
                                                           -----------    -----------

Cash flows from financing activities:
     Distributions to minority interest in joint venture      (110,850)      (103,650)
     Cash distributions                                       (864,092)      (864,093)
                                                           -----------    -----------
              Net cash used in financing activities           (974,942)      (967,743)
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents             6,132       (100,188)
Cash and cash equivalents at beginning of period             1,808,765      1,620,246
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $ 1,814,897    $ 1,520,058
                                                           ===========    ===========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999 AND 1998

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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At June 30, 1999 and December 31, 1998, $425,315 and $457,406, respectively, of accounts receivable related to such accruals.

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

     No provision for income taxes has been made, as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of June 30, 1999 and December 31, 1998. For cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

     Effective January 1, 1999, the Partnership implemented the provisions of Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred. SOP 98-5 required the initial application to be recorded as of the beginning of the fiscal year in which the SOP is first adopted. Due to the nature of capitalized costs of the Partnership, there was no effect of implementation of this new pronouncement on the financial condition or results of operations of the Partnership.

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

     The financial information included in this interim report as of June 30, 1999, and for the three and six months ended June 30, 1999 and 1998, has been prepared by management without audit by independent public accountants. The Partnership's 1998 annual report contains audited consolidated financial statements including the notes to the consolidated financial statements and should be read in conjunction with the financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     As of June 30, 1999, the Partnership had cash and cash equivalents of $1,814,897. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At June 30, 1999 and December 31, 1998, $425,315 and $457,406, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. The increase in accounts receivable of $61,095 from December 31, 1998 to June 30, 1999 is primarily due to an increase in receivables for rent collected (but not yet remitted to the Partnership by the property management companies) at each of the Partnership's properties. As of June 30, 1999 and December 31, 1998, the Partnership had allowances of $786 and $8,676 respectively, for uncollectible accounts receivable.

     The decrease of $69,315 in accrued property taxes from December 31, 1998 to June 30, 1999 is primarily due to the payment of 1998 property taxes for the Partnership's properties.

     During the three months ended June 30, 1999, the Partnership made Cash Distributions from Operations totaling $432,046, (which was reduced by $25,384 related to 1998 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) related to the three month period ended March 31, 1999. Subsequent to June 30, 1999, the Partnership made Cash Distributions from Operations of $432,046 relating to the three months ended June 30, 1999. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies, and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income increased $72,132 for the six months ended June 30, 1999 as compared to the same period in 1998. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties.

                                           Three Months Ended          Six Months Ended
                                                June 30,                   June 30,
                                       ------------------------   -------------------------
                                          1999          1998         1999           1998
                                       ----------    ----------   ----------     ----------
Mountain View Plaza Shopping Center

   Rental income                       $ 237,056     $ 236,603     $ 478,399     $ 468,722
   Bad debt expense (recovery)              (113)          510          (185)          510
   Average occupancy                          98%           98%           97%           98%

Castle Oaks Village Shopping Center

   Rental income                       $ 120,113     $ 106,999     $ 252,588     $ 217,797
   Bad debt expense (recovery)                -0-           -0-           -0-       (1,474)
   Average occupancy                          92%           92%           94%           92%

Tower Place Festival Shopping Center

   Rental income                       $ 468,585     $ 431,783     $ 926,372     $ 898,708
   Bad debt expense (recovery)                -0-         (856)           -0-         (245)
   Average occupancy                          99%           98%           98%           98%

     Rental income at Mountain View Plaza in Scottsdale, Arizona increased $9,677 for the six months ended June 30, 1999 as compared to the same period in 1998 due to higher tenant reimbursements for real estate taxes and insurance costs.

     Occupancy at Mountain View averaged 98% during the second quarter, a one percent increase over the previous quarter. In May management was successful in rezoning the property to a classification which expands the permitted uses at the shopping center. The General Partners are hopeful that this will help in leasing the space vacated by Wild Oats Markets, and management is aggressively pursuing a replacement tenant. In June a tenant who occupies 1,100 square feet extended the term of its lease for two years and a tenant who occupies 928 square feet renewed its lease for three years.

     Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas increased $34,791 for the six months ended June 30, 1999 as compared to the same period in 1998 primarily due to an increase in occupancy and rental rates, and higher tenant reimbursements for common area maintenance costs, real estate taxes, and insurance costs.

     Occupancy at Castle Oaks averaged 92% for the second quarter, a three percent decrease from the previous quarter. One tenant who occupied 2,990 square feet vacated upon expiration of its lease.

     Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina increased $27,664 for the six months ended June 30, 1999 as compared to the same period in 1998 primarily due to an increase in rental rates offset by a decrease in tenant reimbursements for common area maintenance costs and insurance costs. The increase is also due to the receipt of a lease termination fee from a tenant who elected, pursuant to its lease, to terminate its lease effective October 5, 1999.

     Occupancy at Tower Place averaged 99% for the second quarter, a two percent increase over the previous quarter. A tenant who signed a lease for 1,600 square feet during the first quarter took occupancy in April. One tenant who occupies 2,800 square feet renewed its lease for three years. Repairs to several underground water lines were completed behind one of the shopping center's buildings.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses decreased $17,228 for the six months ended June 30, 1999 as compared to the same period in 1998 primarily because of lower repair and maintenance costs and security costs at Tower Place offset by higher legal fees at Mountain View. Mountain View's total operating expenses increased primarily due to increased legal and professional fees incurred in the rezoning of the property and an increase in real estate taxes. Castle Oaks' total operating expenses were flat with increases in real estate taxes and property management fees offset by decreases in landscaping costs. Tower Place's total operating expenses decreased due to lower repair and maintenance costs, security costs and real estate taxes.

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses were flat for the six months ended June 30, 1999 as compared to the same period in 1998 with decreases in accounting and legal costs and telephone expenses offset by increases in salaries and benefits.

     The Partnership recognized that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. As of June 30, 1999, the Partnership is nearing completion of its assessment and has made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others is still ongoing. Due to the nature and extent of the Partnership's operations that are affected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely affect the Partnership or its business. The Partnership believes that the cost to make appropriate changes of its internal and external systems will not be significant and that such costs will be funded completely through operations.

     Words or phrases when used in the Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes" or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits. The carrying amount of these instruments approximates fair value due to the short-term nature of these instruments. Therefore, the Partnership believes it is relatively unaffected by interest rate changes or other market risks.

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

     (b)      Reports on Form 8-K filed during the quarter ended June 30, 1999:

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

                                   MURRAY INCOME PROPERTIES I, LTD.

                                   By: Murray Realty Investors VIII, Inc.
                                       A General Partner



Date: August 6, 1999                   By: /s/ Mitchell Armstrong
                                           -----------------------------------
                                           Mitchell Armstrong
                                           President
                                           Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                        Description
-------                       -----------
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