Form 10-Q
period 1999-09-30
MURRAY INCOME PROPERTIES I LTD
filed 1999-11-05
CIK 742299

                UNITED STATED SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

(Mark One)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999
                                                             -----------------

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

                           Yes     X               No
                                 ----                   ----

PART I FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS

                                                              September 30,              December 31,
                                                                  1999                      1998
                                                             --------------             -------------
                                                              (unaudited)
ASSETS

Investment properties, at cost:
   Land                                                      $    6,232,801             $   6,232,801
   Buildings and improvements                                    20,456,480                20,389,399
                                                             --------------             -------------
                                                                 26,689,281                26,622,200
   Less accumulated depreciation                                 11,239,205                10,618,469
                                                             --------------             -------------
     Net investment properties                                   15,450,076                16,003,731
Cash and cash equivalents                                         1,908,125                 1,808,765
Accounts receivable, net of allowance of
   $1,704 and $8,676, in 1999 and 1998, respectively                658,931                   641,807
Other assets, at cost, net of accumulated
   amortization of $618,505 and $587,283
   in 1999 and 1998, respectively                                   251,545                   206,930
                                                             --------------             -------------
                                                             $   18,268,677             $  18,661,233
                                                             ==============             =============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                             $       20,715             $      13,167
Accrued property taxes                                              201,828                   203,814
Security deposits                                                   176,384                   168,745
                                                             --------------             -------------
       Total liabilities                                            398,927                   385,726
                                                             --------------             -------------

Minority interest in joint venture                                1,269,237                 1,321,510
                                                             --------------             -------------

Partners' equity:
   General Partners:
     Capital contributions                                            1,000                     1,000
     Cumulative net earnings                                        258,775                   239,922
     Cumulative cash distributions                                 (427,321)                 (401,398)
                                                             --------------             -------------
                                                                   (167,546)                 (160,476)
                                                             --------------             -------------

   Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs                24,570,092                24,570,092
     Cumulative net earnings                                     13,136,740                12,212,939
     Cumulative cash distributions                              (20,938,773)              (19,668,558)
                                                             --------------             -------------
                                                                 16,768,059                17,114,473
                                                             --------------             -------------
       Total partners' equity                                    16,600,513                16,953,997
                                                             --------------             -------------
                                                             $   18,268,677             $  18,661,233
                                                             ==============             =============



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30,                       September 30,
                                                              -----------------------------       -----------------------------
                                                                  1999              1998               1999             1998
                                                              -----------       -----------       -----------       -----------

INCOME:
   Rental                                                     $   813,389       $   780,682       $ 2,470,748       $ 2,365,909
   Interest                                                        25,059            23,652            68,569            67,543
                                                              -----------       -----------       -----------       -----------
                                                                  838,448           804,334         2,539,317         2,433,452
                                                              -----------       -----------       -----------       -----------

EXPENSES:
   Depreciation                                                   206,621           210,162           620,736           631,255
   Property operating                                             212,862           204,884           626,205           635,455
   General and administrative                                      57,778            60,443           235,812           238,304
   Bad debt (recovery)                                                918               372               733              (837)
                                                              -----------       -----------       -----------       -----------
                                                                  478,179           475,861         1,483,486         1,504,177
                                                              -----------       -----------       -----------       -----------

     Earnings before minority interest                            360,269           328,473         1,055,831           929,275

     Minority interest in joint venture's
      earnings                                                     35,945            34,312           113,177           102,886
                                                              -----------       -----------       -----------       -----------

     Net earnings                                             $   324,324       $   294,161       $   942,654       $   826,389
                                                              ===========       ===========       ===========       ===========

Basic earnings per limited partnership
   interest                                                   $     11.26       $     10.21       $     32.73       $     28.69
                                                              ===========       ===========       ===========       ===========



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)


                                                                       General            Limited
                                                                       Partners           Partners              Total
                                                                     ------------        ------------        ------------

NINE MONTHS ENDED SEPTEMBER 30, 1998:

  Balance at December 31, 1997                                       $   (148,228)       $ 17,714,604        $ 17,566,376
  Net earnings                                                             16,528             809,861             826,389
  Cash distributions                                                      (25,923)         (1,270,216)         (1,296,139)
                                                                     ------------        ------------        ------------
  Balance at September 30, 1998                                      $   (157,623)       $ 17,254,249        $ 17,096,626
                                                                     ============        ============        ============


NINE MONTHS ENDED SEPTEMBER 30, 1999:

  Balance at December 31, 1998                                       $   (160,476)       $ 17,114,473        $ 16,953,997
  Net earnings                                                             18,853             923,801             942,654
  Cash distributions                                                      (25,923)         (1,270,215)         (1,296,138)
                                                                     ------------        ------------        ------------
  Balance at September 30, 1999                                      $   (167,546)       $ 16,768,059        $ 16,600,513
                                                                     ============        ============        ============



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                   ------------------------------
                                                                        1999              1998
                                                                   -----------        -----------

Cash flows from operating activities:
    Net earnings                                                   $   942,654        $   826,389

    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts (recoveries), net                                         733               (837)
       Depreciation                                                    620,736            631,255
       Amortization of other assets                                     51,054             57,407
       Minority interest in joint venture's earnings                   113,177            102,886
       Change in assets and liabilities:
          Accounts receivable                                          (17,857)               845
          Other assets                                                 (95,669)           (42,189)
          Accounts payable                                               7,548              1,359
          Accrued property taxes and security deposits                   5,653            (16,996)
                                                                   -----------        -----------
Net cash provided by operating activities                            1,628,029          1,560,119
                                                                   -----------        -----------

Cash flows from investing activities:
    Additions to investment properties                                 (67,081)           (64,619)
                                                                   -----------        -----------

Cash flows from financing activities:
    Distributions to minority interest in joint venture               (165,450)          (156,000)
    Cash distributions                                              (1,296,138)        (1,296,139)
                                                                   -----------        -----------
             Net cash used in financing activities                  (1,461,588)        (1,452,139)
                                                                   -----------        -----------

Net increase in cash and cash equivalents                               99,360             43,361
Cash and cash equivalents at beginning of period                     1,808,765          1,620,246
                                                                   -----------        -----------
Cash and cash equivalents at end of period                         $ 1,908,125        $ 1,663,607
                                                                   ===========        ===========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998

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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At September 30, 1999 and December 31, 1998, $419,253 and $457,406, respectively, of accounts receivable related to such accruals.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of September 30, 1999 and December 31, 1998. For cash and cash equivalents, accounts and notes receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

(c) Upon the sale of the last property owned by the Partnership, Cash Distributions from Sales or Refinancings shall be allocated and paid to the Partners in an amount equal to, and in proportion with, their existing capital account balances. Such distributions shall be made only after distribution of all Cash Distributions from Operations and only after all allocations of Partnership income, gain, loss, deduction and credit (including net gain from the sale or other disposition of the properties) have been closed to the Partners' respective capital accounts.

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

     The financial information included in this interim report as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 has been prepared by management without audit by independent public accountants. The Partnership's 1998 annual report contains audited consolidated financial statements including the notes to the consolidated financial statements and should be read in conjunction with financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     As of September 30, 1999, the Partnership had cash and cash equivalents of $1,908,125. Such amounts represent cash generated from operations and working capital reserves.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At September 30, 1999 and December 31, 1998, $419,253 and $457,406, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. The increase in accounts receivable of $17,857 from December 31, 1998 to September 30, 1999 is primarily due to an increase in receivables for rent collected (but not yet remitted to the Partnership by the property management companies) at Tower Place and Castle Oaks, offset by a decrease in the receivables described above at Tower Place. As of September 30, 1999 and December 31, 1998, the Partnership had allowances of $1,704 and $8,676 respectively, for uncollectible accounts receivable.

     The decrease of $1,986 in accrued property taxes from December 31, 1998 to September 30, 1999 is primarily due to the payment of 1998 property taxes for the Partnership's properties.

     During the three months ended September 30, 1999, the Partnership made Cash Distributions from Operations totaling $432,046 relating to the three month period ended June 30, 1999. Subsequent to September 30, 1999, the Partnership made Cash Distributions from Operations of $432,046 relating to the three months ended September 30, 1999. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income increased $104,839 for the nine months ended September 30, 1999 as compared to the same period in 1998. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for the Partnership's properties.

                                                          Three Months Ended                      Nine Months Ended
                                                             September 30,                          September 30,
                                                    ------------------------------         --------------------------------
                                                        1999               1998               1999                 1998
                                                    -----------        -----------         ----------          ------------

Mountain View Plaza Shopping Center
   Rental income                                    $   258,878        $   238,274         $   737,277         $   706,996
   Bad debt expense (recovery)                              -0-                768                (185)              1,278
   Average occupancy                                         97%                98%                 97%                 98%

Castle Oaks Village Shopping Center
   Rental income                                    $   106,261        $   107,847         $   358,849         $   325,644
   Bad debt expense (recovery)                              -0-               (464)                -0-              (1,938)
   Average occupancy                                         87%                92%                 91%                 92%

Tower Place Festival Shopping Center
   Rental income                                    $   448,250        $   434,561         $ 1,374,622         $ 1,333,269
   Bad debt expense (recovery)                              918                 68                 918                (177)
   Average occupancy                                         98%                95%                 98%                 97%

     Rental income at Mountain View Plaza in Scottsdale, Arizona increased $30,281 for the nine months ended September 30, 1999 as compared to the same period in 1998 due to higher tenant reimbursements for real estate taxes and insurance costs.

     Occupancy at Mountain View averaged 97% during the third quarter, a one percent decrease from the previous quarter. One tenant who occupied 1,125 square feet vacated its space upon expiration of its lease. One tenant who occupies 1,127 square feet renewed its lease for three years and a tenant who occupies 1,080 square feet renewed its lease for one year. In September two new light standards were added to the parking lot in order to increase visibility at night. Also, management has signed a contract to have all of the tenant signs replaced with more modern and updated signs which should enhance the appearance of the shopping center.

     Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas increased $33,205 for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to an increase in rental rates, and higher tenant reimbursements for common area maintenance costs, real estate taxes, and insurance costs.

     Occupancy at Castle Oaks averaged 87% for the quarter, a five percent decrease from the previous quarter. One tenant who occupied 1,800 square feet signed a lease to move to another space which contains 2,990 square feet. This lease commenced November 1, 1999. Two tenants who occupy a total of 1,755 square feet renewed their leases for three years and a tenant who occupies 1,800 square feet renewed its lease for two years. One tenant who occupied 1,800 square feet vacated its space upon expiration of its lease.

     Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina increased $41,353 for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to an increase in rental rates offset by a decrease in tenant reimbursements for common area maintenance costs and insurance costs. The increase is also due to the receipt of a lease termination fee from a tenant who elected, pursuant to its lease, to terminate its lease effective October 5, 1999.

     Occupancy at Tower Place averaged 98% for the third quarter, a one percent decrease from the previous quarter. Two tenants who occupied a total of 2,310 square feet vacated their spaces prior to the expiration of their leases. Another tenant who occupied 1,400 square feet vacated its space; however this tenant has indicated it will continue to pay rent according to the terms of its lease which expires on March 31, 2000. Two tenants who occupy 2,800 square feet renewed their leases for three years. During the quarter, some of the wood trim along the fascia of the property was repaired and painted.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses decreased $9,250 for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily because of lower repair and maintenance costs and security costs at Tower Place offset by higher legal fees at Mountain View and higher real estate taxes at each of the partnership's properties. Mountain View's total operating expenses increased primarily due to increased legal and professional fees incurred in the rezoning of the property and an increase in real estate taxes. Castle Oaks' total operating expenses were flat with increases in real estate taxes and property management fees offset by decreases in landscaping costs. Tower Place's total operating expenses decreased due to lower repair and maintenance costs, security costs and real estate taxes.

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses decreased $2,492 for the nine months ended September 30, 1999 as compared to the same period in 1998 with decreases in investor services costs and telephone expenses offset by increases in salaries and benefits.

     The Partnership recognized that the arrival of the Year 2000 poses a unique challenge to the ability of its information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. As of September 30, 1999 the Partnership has completed its assessment and made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Partnership's external entities, such as vendors, customers, payment systems and others is nearing completion and based on information received to date, management believes its most critical external entities will be operational. Due to the nature and extent of the Partnership's operations that are effected by Year 2000 issues, the Partnership does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Partnership. There can be no assurance, however, that Year 2000 issues will not adversely affect the Partnership or its business. The Partnership believes that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.

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

     (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

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

                                      MURRAY INCOME PROPERTIES I, LTD.

                                      By:     Murray Realty Investors VIII, Inc.
                                              A General Partner



Date:  November 5, 1999               By:      /s/ Mitchell Armstrong
                                           -------------------------------------
                                              Mitchell Armstrong
                                              President
                                              Chief Financial Officer

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