Form 10-K
period 1999-12-31
MURRAY INCOME PROPERTIES I LTD
filed 2000-03-27
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K


(Mark One)

 X       Annual Report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

         For the Fiscal Year Ended DECEMBER 31, 1999


                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

         For the transition period from _______________ to ________________

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                TABLE OF CONTENTS

                                                                                                      Page

                                     PART I

Item 1.                    Business                                                                      1

Item 2.                    Properties                                                                    2

Item 3.                    Legal Proceedings                                                             3

Item 4.                    Submission of Matters to a Vote of Security Holders                           3

                                     PART II

Item 5.                    Market for the Partnership's Limited Partnership
                           Interests and Related Security Holder Matters                                 4

Item 6.                    Selected Financial Data                                                       4

Item 7.                    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                           5

Item 7A.                   Quantitative and Qualitative Disclosure About Market Risk                     9

Item 8.                    Financial Statements and Supplementary Data                                  10

Item 9.                    Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                          21

                                    PART III

Item 10.                   Directors and Executive Officers of the Partnership                          22

Item 11.                   Executive Compensation                                                       23

Item 12.                   Security Ownership of Certain Beneficial Owners
                           and Management                                                               24

Item 13.                   Certain Relationships and Related Transactions                               24

                                     PART IV

Item 14.                   Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K                                                          25

Signatures                                                                                              32

Index to Exhibits                                                                                       33

                                     PART I

ITEM 1.    BUSINESS.

     General. Murray Income Properties I, Ltd. (the "Partnership") was formed March 12, 1984 under the Texas Uniform Limited Partnership Act to acquire recently constructed income-producing shopping centers located in growth markets. As of November 1989, the Partnership became governed by the Texas Revised Limited Partnership Act. The General Partners of the Partnership are Murray Realty Investors VIII, Inc., a Texas corporation, and Crozier Partners VIII, Ltd., a Texas limited partnership.

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

     Mountain View Plaza Shopping Center. At December 31, 1999, Mountain View was 100% leased. One tenant, Wild Oats Markets, Inc., leases approximately 33.3% of the total rentable space of the property. The Wild Oats lease expires on August 31, 2005 and the tenant has an option to renew for two successive five year periods. Childtime Childcare leases 10.3% of the total rentable space. The Childtime Childcare lease expires January 31, 2005. This tenant has no further options to renew its lease. At December 31, 1998, Mountain View was 98% leased.

     Mountain View is subject to competition from similar types of properties in the vicinity in which it is located. The following information on competitive properties in the vicinity of Mountain View has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                                          Rentable              Percent Leased at
                                Property                 Square Feet            December 31, 1999
                                --------                 -----------            -----------------
                                    1                       53,000                       100%
                                    2                       31,400                       100%
                                    3                       94,100                       100%

     Castle Oaks Village Shopping Center. At December 31, 1999, Castle Oaks was 81% leased. One tenant, Razmiko's Ltd., leases 13.5% of the total rentable space of the property. This lease expires on September 30, 2000. At December 31, 1998, Castle Oaks was 95% leased.

     Castle Oaks is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                                          Rentable              Percent Leased at
                                Property                 Square Feet            December 31, 1999
                                --------                 -----------            -----------------
                                    1                       98,227                        61%
                                    2                       49,000                        92%
                                    3                       44,000                        93%

     Tower Place Festival Shopping Center. At December 31, 1999, Tower Place was 86% leased. One tenant, General Cinema, leases 27.8% of the total rentable space of the property and another, J&K Cafeterias, leases 10.6% of the total rentable space. The General Cinema lease expires on September 30, 2006, with the tenant having the option to extend the term of the lease for two successive terms of five years each. The J&K Cafeterias lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 1998, Tower Place was 98% leased.

     Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                                          Rentable              Percent Leased at
                                Property                 Square Feet            December 31, 1999
                                --------                 -----------            -----------------
                                    1                      251,829                        98%
                                    2                       40,946                       100%
                                    3                      132,648                        92%

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

ITEM 2.    PROPERTIES.

     The Partnership owns the properties described below:

     Location                       Description of Property
     --------                       -----------------------

     Scottsdale, Arizona            Mountain View Plaza Shopping Center
                                    A 58,154 square foot shopping center
                                    situated on 7.6 acres. At December 31, 1999,
                                    Mountain View was 100% leased at an average
                                    annual lease rate of $13.45. Lease rates
                                    range from $7.43 to $20.00 per square foot.

     San Antonio, Texas             Castle Oaks Village Shopping Center
                                    A 33,435 square foot shopping center
                                    situated on 3.013 acres. At December 31,
                                    1999, Castle Oaks was 81% leased at an
                                    average annual lease rate of $11.50. Lease
                                    rates range from $8.40 to $12.69 per square
                                    foot.

     The Partnership also owns an 85% interest in Tower Place Joint Venture which owns the property described below:

     Pineville (Charlotte),         Tower Place Festival Shopping Center
     North Carolina                 A 114,586 square foot shopping center
                                    situated on 10.777 acres. At December
                                    31, 1999, Tower Place was 86% leased at
                                    an average annual lease rate of $14.62.
                                    Lease rental rates range from $12.37 to
                                    $17.00 per square foot.

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

     On March 10, 2000, a special meeting of the Limited Partners was held to approve the sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties II, Ltd., an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property and an amendment to the partnership agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the limited partners on or about January 14, 2000. At the meeting, holders of 22,627 Interests (80%) out of a total of 28,277 Interests were represented by proxy. The vote was 21,949 Interests (78%) for the proposal, 244 Interests (1%) against the proposal and 434 Interests (1%) abstaining. Because more than 50% of the outstanding Interests voted to approve the proposal, the Partnership will begin marketing the properties for sale, and after the sale of the last property and the winding up of all other business affairs, the Partnership will be liquidated and dissolved.

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

     At December 31, 1999, there were 2,222 record holders, owning an aggregate of 28,227 Interests.

     The Partnership made its initial Cash Distribution from Operations following the quarter ended March 31, 1985, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Limited Partnership Interest during the period from January 1, 1995 to December 31, 1999. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis.

     The Partnership Agreement provides that under certain circumstances, the General Partners may, in their sole discretion and upon the request of a Limited Partner, repurchase the Interests held by such Limited Partner. Murray Realty Investors VIII, Inc. is obligated to set aside 25% of its share of Cash Distributions from Operations and Crozier Partners VIII, Ltd. is obligated to set aside 25% of its 5% share of Cash Distributions from Operations that is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from Cash Distributions from Operations for this purpose. Any such repurchase shall be subject to the availability of funds set aside and the other terms and conditions set forth in the Partnership Agreement. For information on such terms and conditions, see Section 10.15 of the Agreement of Limited Partnership as contained in Amendment No. 9 to the Agreement of Limited Partnership contained in the Proxy Statement dated October 11, 1989 attached hereto as Exhibit 99c. As of December 31, 1999, no funds were available for this purpose.

ITEM 6.    SELECTED FINANCIAL DATA.

                                                       For Years Ended December 31,
                             ---------------------------------------------------------------------------------
                                  1999              1998           1997              1996             1995
                             -------------     -------------  -------------     -------------    -------------
Income                       $   3,328,988     $   3,271,883  $   3,298,152     $   3,052,985    $   2,846,710
Earnings Before
  Minority Interest              1,300,528         1,256,104      1,275,571         1,037,019          918,032
Minority Interest
  In Joint Venture's
  Earnings                         137,992           140,298        135,394           132,060          115,220
Net Earnings                     1,162,536         1,115,806      1,140,177           904,959          802,812
Basic earnings per
  Limited Partnership
  Interest*                          40.36             38.74          39.59             31.42            27.87
Distributions per
  Limited Partnership
  Interest*                          60.00             60.00          58.13             50.00            50.00
Total Assets at
  Year End                   $  18,039,946     $  18,661,233  $  19,350,195     $  19,993,931    $  20,598,892

* Based on Limited Partnership Interests outstanding at year-end and net earnings or distributions allocated to the Limited Partners.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     As of December 31, 1999, the Partnership had cash and cash equivalents of $1,835,163. Such amounts represent cash generated from operations and working capital reserves.

     An increase in investment properties, buildings and improvements of $100,766 from December 31, 1998 to December 31, 1999 is primarily due to new HVAC units at Tower Place and Mountain View and tenant improvements at Mountain View and Castle Oaks.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At December 31, 1999 and December 31, 1998, there were $414,813 and $457,406, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. A decrease from December 31, 1998 to December 31, 1999 in accounts receivable (before bad debts) of $2,279 is primarily due to a decrease in receivables related to the accruals described above at Tower Place. As of December 31, 1999 and 1998, the Partnership had allowances of $6,568 and $8,676, respectively, for uncollectible accounts receivable.

     Other assets consist primarily of deferred leasing costs. The increase in other assets of $154,932 (exclusive of amortization) is primarily due to an increase in leasing commissions paid at Mountain View and Castle Oaks and deferred costs related to a proxy solicitation mailed subsequent to year end.

     During the year ended December 31, 1999, the Partnership made Cash Distributions from Operations totaling $1,728,184. Subsequent to December 31, 1999, the Partnership made a Cash Distribution from Operations of $432,046 relating to the three months ended December 31, 1999. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

     Overall market conditions remained stable in the cities in which the Partnership owns property. Each of the properties experienced slight declines in average occupancy during the year. Occupancies at Tower Place Festival and Castle Oaks Village both fell significantly during the fourth quarter due to the loss of several tenants at each property. Industry-wide and in the Partnership's markets, the year was characterized by increased vacancy in large anchor spaces caused by bankruptcies and consolidation among large retailers. In all three markets, and specifically at Tower Place and Mountain View, anchor and large space users have vacated their spaces due to increased competition within their industries. The development of power centers, or centers with several anchors, in the early 1990's has left many markets with an abundance of vacant anchor stores. This oversupply, coupled with the very specific build-out needs and square footage requirements of large users, makes these spaces difficult to re-lease. The vacant space at Tower Place, which was occupied by General Cinema, has been leased to Bally Total Fitness, and it is anticipated that they will take occupancy in late 2000 or early 2001. The theater will be demolished and a new building will be constructed for Bally. Management continues to work diligently to lease the space previously occupied by Wild Oats Markets at Mountain View and Famous Footwear at Tower Place.

Results of Operations

     Rental income increased $53,434 (2%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Rental income decreased $28,945 (1%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 1999, December 31, 1998 and December 31, 1997, respectively, for each of the Partnership's properties:

                                                                       For the years ended
                                                                            December 31,
                                                        ------------------------------------------------
                                                             1999             1998              1997
                                                        --------------    -------------     ------------
Mountain View Plaza Shopping Center
     Rental income                                      $     969,158     $    963,180      $  1,023,190
     Bad debt expense (recovery)                                 (185)           6,191                -0-
     Average occupancy                                             97%              98%              100%

Castle Oaks Village Shopping Center
     Rental income                                      $     461,712     $   430,721       $    414,070
     Bad debt expense (recovery)                                   -0-         (1,938)            (4,625)
     Average occupancy                                             89%              92%               90%

Tower Place Festival Shopping Center
     Rental income                                      $   1,803,589     $  1,787,124      $  1,772,710
     Bad debt expense (recovery)                                8,799              448             2,997
     Average occupancy                                             95%              96%               98%

     Rental income at Mountain View increased $5,978 (1%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998 due to higher rental rates. Rental income at Mountain View decreased $60,010 (6%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due to lower tenant reimbursements for common area maintenance and real estate taxes.

     Mountain View averaged 97% occupancy during 1999, a one percent decrease from the previous year. During the year, a restaurant, which occupied 1,540 square feet vacated its space prior to the expiration of its lease. The tenant paid all of its rental obligations through the term and the space was subsequently leased to a new restaurant for five years. Another tenant who occupied 1,125 square feet vacated its premises prior to the expiration of its lease. This space has been leased to a new tenant for a five year term. Two tenants totaling 4,039 square feet renewed their leases for five years. Three tenants who occupy a total of 3,435 square feet renewed their leases for three years. One tenant who occupies 1,100 square feet renewed its lease for two years and another tenant who occupies 1,080 square feet renewed its lease for one year. During the fourth quarter, a new lease for 1,278 square feet was signed and the tenant took occupancy in January 2000. In May, management was successful in re-zoning the property to a classification, which expands the permitted uses at the shopping center. The primary reason for the re-zoning was to help the re-leasing of the space previously occupied by Wild Oats Markets. Wild Oats has continued to pay rent since vacating the space, and management is aggressively pursuing a replacement tenant. In September two new light standards were added to the parking lot in order to increase visibility at night. Also, management signed a contract to replace all of the tenant signs with more modern and updated signs. This project should be completed during the first quarter of 2000. As of December 31, 1999, Mountain View was 100% leased.

     Rental income at Castle Oaks increased $30,991 (7%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily due to an increase in rental rates and higher tenant reimbursements for common area maintenance costs and real estate taxes. Rental income at Castle Oaks increased $16,651 (4%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily due to an increase in occupancy, an increase in rental rates, and higher tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

     Castle Oaks averaged 89% occupancy for the year, a three percent decrease from the previous year. One tenant who occupied 1,278 square feet expanded, taking an additional 932 square feet. This tenant also extended the term of its lease for one year. One tenant who occupied 2,990 square feet vacated its premises upon the expiration of its lease. This space was then leased to another of the shopping center's tenants who was occupying 1,800 square feet. This tenant signed a new 38 month lease. Two tenants who occupied 2,732 square feet vacated their spaces upon expiration of their leases. Two tenants who occupy a total of 1,775 square feet renewed their leases for three years and one tenant who occupies 1,800 square feet renewed its lease for two years. In January 1999, the lighting was upgraded, making the parking lot brighter at night. At December 31, 1999, Castle Oaks was 81% leased.

     Rental income at Tower Place increased $16,465 (1%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998, with increases in rental rates offset by decreases in tenant reimbursements for common area maintenance costs and insurance costs. The increase is also due to the receipt of a lease termination fee from a tenant who elected, pursuant to its lease, to terminate its lease. Rental income at Tower Place increased $14,414 (1%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997, with increases in rental rates offset by decreases in tenant reimbursements for common area maintenance costs, reimbursements for common advertising costs and a decrease in percentage rent received.

     Tower Place averaged 95% occupancy for the year ended December 31, 1999, a one percent decrease from the previous year. A new lease for 1,600 square feet was signed and the tenant took occupancy in April. A lease for 2,310 square feet was signed; however, the tenant never opened for business. This space was subsequently leased to a restaurant who took occupancy in the first quarter of 2000. Effective October 5, 1999, Famous Footwear, who occupied 9,600 square feet, exercised a clause in its lease which allowed it to terminate the lease and vacate its space. Management is pursuing a replacement tenant for this space. During the year, five tenants who occupy a total of 9,250 square feet renewed their leases for three years. One tenant who occupies 4,200 square feet renewed its lease for five years. Three tenants who occupied 3,710 square feet vacated their spaces prior to the expiration of their leases. Two tenants who occupied 2,170 square feet vacated their spaces upon expiration of their leases. General Cinema, who vacated their eight-screen theater in 1998, continued to pay rent according to the terms of its lease. Effective January 31, 2000, this lease was terminated and a new lease was signed with Bally Total Fitness, who will operate a health and fitness club at the center. Bally will occupy approximately 25,000 square feet and should take occupancy in late 2000 or early 2001. During the year, roof repairs were completed and some of the wood trim along the fascia of the property was repaired and painted. At December 31, 1999, Tower Place was 86% leased.

     Interest income of the Partnership increased $3,671 (4%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily due to larger balances of invested funds. Interest income of the Partnership increased $2,676 (3%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily due to larger balances of invested funds.

     Depreciation is provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years.

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses increased $15,405 (2%) for the year ended December 31, 1999 as compared to the previous year primarily because of higher repair and maintenance costs at Tower Place, higher legal fees at Mountain View and higher real estate taxes at each of the partnership's properties. Mountain View's total operating expenses increased $4,350 (1%), with increases in legal and professional expenses incurred in the rezoning of the property and higher real estate taxes being offset by decreases in parking lot repairs. Castle Oaks' total operating expenses decreased $12,933 (8%) primarily due to lower repair and maintenance costs. Tower Place's total operating expenses increased $23,988 (6%), with higher repair and maintenance costs, landscaping costs and real estate taxes offset by lower utility costs and security costs.

     Property operating expenses increased $32,190 (4%) for the year ended December 31, 1998 as compared to the previous year primarily because of higher repair and maintenance costs at each of the Partnership's properties and higher real estate taxes at Mountain View and Castle Oaks. Mountain View's total operating expenses increased, with increases in parking lot repairs, legal fees, leasing and promotion costs and real estate taxes being offset by decreases in security costs and property management fees. Castle Oaks' total operating expenses increased primarily because of higher repair and maintenance costs and real estate taxes. Tower Place's total operating expenses decreased, with higher repair and maintenance costs offset by lower leasing and promotion costs. During 1998, the tenants at Tower Place stopped paying into a marketing fund for common advertising costs. This resulted in lower income from reimbursements for advertising costs and a corresponding decrease in advertising expenses.

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses increased $3,845 (1%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily due to increases in salaries and benefits, travel and entertainment expenses, and seminars and education costs offset by decreases in legal fees and investor services costs.

     General and administrative expenses decreased $34,483 (10%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997 primarily due to decreases in accounting and legal costs, investor services costs and telephone expenses, offset by increases in salaries and benefits.

     Bad debt expenses increased $3,913 for the year ended December 31, 1999 as compared to the same period in 1998 with bad debts at Tower Place being offset by recoveries at Mountain View. Bad debt expenses increased $6,329 for the year ended December 31, 1998 as compared to the same period in 1997 with bad debts at Mountain View being offset by recoveries at Castle Oaks.

     The effect of inflation on results of operations for the years ended December 31, 1999, 1998, and 1997 was not significant.

     Through March 27, 2000, Management of the Partnership is unaware of any adverse effects of Year 2000 issues on its information technology system and non-information technology system. While Management does not believe it will experience any adverse effects, there can be no assurance that Year 2000 issues will not arise and have an adverse effect on the Partnership's financial position or results of operations.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as part of this report:

                                                                                                         Page
                                                                                                        Number
                                                                                                        ------

Independent Auditors' Report                                                                                11

Consolidated Balance Sheets - December 31, 1999 and 1998                                                    12

Consolidated Statements of Earnings - Years ended
     December 31, 1999, 1998, and 1997                                                                      13

Consolidated Statements of Changes in Partners' Equity -
     Years ended December 31, 1999, 1998, and 1997                                                          14

Consolidated Statements of Cash Flows - Years ended
     December 31, 1999, 1998, and 1997                                                                      15

Notes to Consolidated Financial Statements                                                               16-20

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties I, Ltd.:

We have audited the accompanying consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties I, Ltd. and consolidated joint venture as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                                                  KPMG LLP


Dallas, Texas
February 10, 2000, except as to note 5
     which is as of March 10, 2000

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                                                  1999                      1998
                                                              -------------             -------------

ASSETS

Investment properties, at cost (note 3):
     Land                                                     $   6,232,801             $   6,232,801
     Buildings and improvements                                  20,490,165                20,389,399
                                                              -------------             -------------
                                                                 26,722,966                26,622,200
     Less accumulated depreciation                               11,446,824                10,618,469
                                                              -------------             -------------
       Net investment properties                                 15,276,142                16,003,731
Cash and cash equivalents                                         1,835,163                 1,808,765
Accounts receivable, net of allowances of
     $6,568 and $8,676 in 1999 and 1998,
      respectively (note 1)                                         635,472                   641,807
Other assets, at cost, net of accumulated
     amortization of $636,144 and $587,283 in
     1999 and 1998, respectively                                    293,169                   206,930
                                                              -------------             -------------
                                                              $  18,039,946             $  18,661,233
                                                              =============             =============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                              $      34,880             $      13,167
Accrued property taxes                                              213,431                   203,814
Security deposits                                                   165,484                   168,745
                                                              -------------             -------------
              Total liabilities                                     413,795                   385,726
                                                              -------------             -------------


Minority interest in joint venture (note 3)                       1,237,802                 1,321,510
                                                              -------------             -------------

Partners' equity:
     General Partners:
       Capital contributions                                          1,000                     1,000
       Cumulative net earnings                                      263,173                   239,922
       Cumulative cash distributions                               (435,962)                 (401,398)
                                                              -------------             -------------
                                                                   (171,789)                 (160,476)
                                                              -------------             -------------

Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs                24,570,092                24,570,092
     Cumulative net earnings                                     13,352,224                12,212,939
     Cumulative cash distributions                              (21,362,178)              (19,668,558)
                                                              -------------             -------------
                                                                 16,560,138                17,114,473
                                                              -------------             -------------
              Total partners' equity                             16,388,349                16,953,997
                                                              -------------             -------------
                                                              $  18,039,946             $  18,661,233
                                                              =============             =============

See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                         Years Ended
                                                                        December 31,
                                                      -----------------------------------------------
                                                           1999              1998             1997
                                                      ------------      ------------     ------------
INCOME:
     Rental (note 3)                                  $  3,234,459      $  3,181,025     $  3,209,970
     Interest                                               94,529            90,858           88,182
                                                      ------------       -----------      -----------
                                                         3,328,988         3,271,883        3,298,152
                                                      ------------       -----------      -----------

EXPENSES:
     Depreciation                                          828,355           838,837          849,675
     Property operating                                    884,926           869,521          837,331
     General and administrative                            306,565           302,720          337,203
     Bad debts (recoveries), net                             8,614             4,701           (1,628)
                                                      ------------       -----------      -----------
                                                         2,028,460         2,015,779        2,022,581
                                                      ------------       -----------      -----------

       Earnings before minority interest                 1,300,528         1,256,104        1,275,571

Minority interest in joint venture's
     earnings (note 3)                                     137,992           140,298          135,394
                                                      ------------       -----------      -----------
       Net earnings                                   $  1,162,536       $ 1,115,806     $  1,140,177
                                                      ============       ===========      ===========

Basic earnings per limited partnership
     interest                                         $      40.36       $     38.74      $     39.59
                                                      ============       ===========      ===========


See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                General         Limited
                                                Partners        Partners         Total
                                              ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 1997:

     Balance at December 31, 1996             $   (137,548)   $ 18,237,930    $ 18,100,382
     Net earnings                                   22,804       1,117,373       1,140,177
     Cash distributions ($58.13 per limited
       partnership interest)                       (33,484)     (1,640,699)     (1,674,183)
                                              ------------    ------------    ------------
     Balance at December 31, 1997             $   (148,228)   $ 17,714,604    $ 17,566,376
                                              ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 1998:

     Net earnings                                   22,316       1,093,490       1,115,806
     Cash distributions ($60.00 per limited
       partnership interest)                       (34,564)     (1,693,621)     (1,728,185)
                                              ------------    ------------    ------------
     Balance at December 31, 1998             $   (160,476)   $ 17,114,473    $ 16,953,997
                                              ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 1999:

     Net earnings                                   23,251       1,139,285       1,162,536
     Cash distributions ($60.00 per limited
       partnership interest)                       (34,564)     (1,693,620)     (1,728,184)
                                              ------------    ------------    ------------
     Balance at December 31, 1999             $   (171,789)   $ 16,560,138    $ 16,388,349
                                              ------------    ------------    ------------

See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Years ended
                                                                         December 31,
                                                         -----------------------------------------
                                                             1999           1998           1997
                                                         -----------    -----------    -----------
Cash flows from operating activities:
   Net earnings                                          $ 1,162,536    $ 1,115,806    $ 1,140,177
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts (recoveries), net                             8,614          4,701         (1,628)
       Depreciation                                          828,355        838,837        849,675
       Amortization of other assets                           68,693         74,976         74,507
       Minority interest in joint venture's earnings         137,992        140,298        135,394
       Change in assets and liabilities:
         Accounts and notes receivable                        (2,279)        66,421         15,968
         Other assets                                       (154,932)       (37,238)       (41,452)
         Accounts payable                                     21,713           (331)       (11,803)
         Accrued property taxes and security deposits          6,356         (6,550)       (20,621)
                                                         -----------    -----------    -----------
           Net cash provided by operating activities       2,077,048      2,196,920      2,140,217
                                                         -----------    -----------    -----------

Cash flows from investing activities -
   Additions to investment properties                       (100,766)       (70,216)       (50,624)
                                                         -----------    -----------    -----------

Cash flows from financing activities:
   Distributions to minority interest in joint venture      (221,700)      (210,000)      (212,700)
   Cash distributions                                     (1,728,184)    (1,728,185)    (1,674,183)
                                                         -----------    -----------    -----------
     Net cash used in financing activities                (1,949,884)    (1,938,185)    (1,886,883)
                                                         -----------    -----------    -----------

Net increase in cash and cash equivalents                     26,398        188,519        202,710
Cash and cash equivalents at beginning of year             1,808,765      1,620,246      1,417,536
                                                         -----------    -----------    -----------
Cash and cash equivalents at end of year                 $ 1,835,163    $ 1,808,765    $ 1,620,246
                                                         ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 1999 and 1998, there were $414,813 and $457,406, respectively, of accounts receivable related to such accruals.

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



                                                                       Continued

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Basic earnings and cash distributions per limited partnership interest are based upon the limited partnership interests outstanding at year-end and the net earnings and cash distributions allocated to the Limited Partners in accordance with the Partnership Agreement. Basic earnings per limited partnership interest is based on year-end partnership interests outstanding as there has been no change in partnership interests in any period included in these financial statements. There are no dilutive potential partnership interests and, therefore, there is no difference in basic earnings per limited partner interest and diluted earnings per limited partner interests.

     For purposes of reporting cash flows, the Partnership considers all certificates of deposit and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 1999 and 1998. For cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

2.       PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, Cash Distributions from Operations ("Operating Distributions") are allocated and paid 7% to the Non-corporate General Partner, 3% to the Corporate General Partner and 90% to the Limited Partners. An amount equal to 5% of Operating Distributions out of the 7% allocated to the Non-corporate General Partner and the entire amount of Operating Distributions allocated to the Corporate General Partner is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from either Operating Distributions or Cash Distributions from Sales or Refinancings. Net profits or losses, excluding gain or loss from sales or refinancing, are allocated to the General Partners and Limited Partners in the same proportions as the Operating Distributions for the year. Cash Distributions from the sale or refinancing of a property are allocated as follows:

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

(b) Next, all Cash Distributions from Sales or Refinancings shall be allocated 1% to the Non-corporate General Partner and 99% to the Limited Partners and the General Partners. Such 99% will be allocated
         (i) first to the Corporate General Partner in an amount equal to any

                                                                       Continued

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         unpaid Cash Distributions from Operations subordinated to the Limited Partners' 7% non-cumulative annual return and (ii) thereafter, 80% to the Limited Partner and 20% to the General Partners.

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

     The Partnership had no outstanding receivable balances at December 31, 1999 or 1998, which, individually, exceeded 5% of the Partnership's total assets.

     Rental income from a major customer was approximately $448,000 for the three years ended 1999, 1998, and 1997, respectively.


                                                                       Continued

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating leases with tenants range in terms from two to 20 years. Fixed minimum future rentals under existing leases at December 31, 1999 are as follows:

     Year ending December 31:

                2000                    $   2,388,160
                2001                        2,104,035
                2002                        1,804,109
                2003                        1,343,537
                2004                        1,070,818
                Thereafter                  1,023,740
                                        -------------
                                        $   9,734,399
                                        =============

Rental income includes $586,796, $582,566, and $653,652 in 1999, 1998, and 1997,
respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.

4. RECONCILIATION OF CONSOLIDATED FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

     Reconciliation of consolidated financial statement net earnings to Federal income tax basis net earnings is as follows:

                                                                       Years Ended
                                                                       December 31,
                                                         ----------------------------------------
                                                             1999           1998          1997
                                                         -----------    -----------   -----------

Net earnings - financial statement basis                 $ 1,162,536    $ 1,115,806   $ 1,140,177
                                                         -----------    -----------   -----------
   Financial statement basis depreciation/amortization
     over tax basis depreciation/amortization                 20,343         31,056        32,530
   Financial statement basis rental income
     under (over) tax basis rental income                     (7,887)        13,062       (13,895)
   Financial statement basis joint venture earnings
     under tax basis joint venture earnings                   68,320         23,381        28,191
                                                         -----------    -----------   -----------
Sub-total                                                     80,776         67,499        46,826
                                                         -----------    -----------   -----------
Net earnings - Federal income tax basis                  $ 1,243,312    $ 1,183,305   $ 1,187,003
                                                         ===========    ===========   ===========

   Reconciliation of consolidated financial statement partners' equity to Federal income tax basis partners' equity is as follows:

                                                                       Years Ended
                                                                       December 31,
                                                       --------------------------------------------
                                                           1999            1998            1997
                                                       ------------    ------------    ------------

Total partners' equity - financial statement basis     $ 16,388,349    $ 16,953,997    $ 17,566,376
     Current year financial statement net earnings
       under tax basis net earnings                          80,776          67,499          46,826
     Cumulative prior years financial statement net
       earnings over tax basis net earnings              (1,081,270)     (1,148,769)     (1,195,595)
                                                       ------------    ------------    ------------
   Total partners' equity - Federal income tax basis   $ 15,387,855    $ 15,872,727    $ 16,417,607
                                                       ============    ============    ============


                                                                       Continued

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

5.   SUBSEQUENT EVENT

     On March 10, 2000 in a special meeting of the Partnership, the Limited Partners approved the sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by MIP II), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the partnership agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the limited partners on or about January 14, 2000. As a result, the Partnership will begin marketing the properties for sale, and after the sale of the last property and the winding up of all other business affairs, the Partnership will be liquidated. Management of the Partnership expects no loss to result from the sale of properties.

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

Crozier Partners VIII, Ltd., General Partner

     Jack E. Crozier, 71, General Partner. From 1954 through July 1990, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1989 he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets. He is a consultant to several companies.

Murray Realty Investors VIII, Inc., Corporate General Partner

     The directors and executive officers of Murray Realty Investors VIII, Inc. are:

     Mitchell L. Armstrong, 49, President and Director. Mr. Armstrong became President of Murray Realty Investors VIII, Inc. on November 15, 1989. From September 1984 to that date, he was Senior Vice President - Product Development of Murray Realty Investors, Inc. and Murray Property Investors, and Vice President - Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins and Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants and a member of the Institute of Certified Financial Planners.

     W. Brent Buck, 44, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors VIII, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership, except for Mountain View Plaza Shopping Center. Since their acquisition to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Mississippi broker's license.

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

                           SUMMARY COMPENSATION TABLE

                                                                          ANNUAL COMPENSATION
                                                      ---------------------------------------------------------
                                                                                                  All Other
Name and Principal Position                           Year                  Salary             Compensation (1)
---------------------------                           ----                 --------            ----------------

Mitchell L. Armstrong,                                1999                 $ 60,024            $          2,548
     President*                                       1998                   59,079                       2,525
                                                      1997                   58,092                       2,495

W. Brent Buck,                                        1999                   44,699                       1,571
     Executive Vice President*                        1998                   43,995                       1,536
                                                      1997                   43,260                       1,503

* Offices held in Murray Realty Investors VIII, Inc., the Corporate General Partner.

(1) The Partnership provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees. The amounts shown in this column include the following:

     (a) Matching contributions by the Partnership under its SIMPLE-IRA plan which equaled 3% of each employee's covered compensation (salary and term insurance value). During 1999 the Partnership's matching contributions were $1,818 for Mr. Armstrong and $1,348 for Mr. Buck.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     No person (including any "group" as that term is used in Section 13 (d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 1999.

     No General Partner, officer, director or partner of the General Partners beneficially owned or owned of record directly or indirectly any Interest in the Partnership as of December 31, 1999.

     No arrangements are known to the Partnership which may result in a change of control of the Partnership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended December 31, 1999 the Partnership reimbursed Murray Income Properties II, Ltd. ("MIP II") for forty-seven percent (47%) of the costs associated with the management of the Partnership and MIP II. MIP II is a publicly-registered real estate limited partnership the general partners of which are affiliates of the General Partners. The reimbursement has been included in general and administrative expenses.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1.   Financial Statements - See Index to Financial Statements in
               Item 8 of this Form 10-K

          2.   Financial Statement Schedules with Independent Auditors' report
               Thereon:

               (i)  Consolidated Valuation and Qualifying Accounts (Schedule II)
                    - Years ended December 31, 1999, 1998, and 1997.

               (ii) Consolidated Real Estate and Accumulated Depreciation
                    (Schedule III) - December 31, 1999

     All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

     (b)  Reports on Form 8-K filed during the last quarter of the year.

              None

     (c)  Exhibits:

          2a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's
               Schedule 14A, filed with the Securities and Exchange Commission on January 13, 2000. (File No. 0-14105)

          2b Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 9, 2000. (File No. 0-14105)

          2c Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 23, 2000. (File No. 0-14105)

          3a Agreement of Limited Partnership of Murray Income Properties, Ltd. - 84. Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11 Registration Statement (File No. 2-90016).

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

          3h Amendment to Amended and Restated Certificate and Agreement of Limited Partnership, dated March 22, 2000. Filed herewith.

          4 Form of Certificate representing Limited Partnership Interest. Reference is made to Exhibit 4 to Amendment No. 1 to Partnership's Form S-11 Registration Statement, filed with the Securities and Exchange Commission on May 17, 1984. (File No. 2-90016)

          10a Lease Modification Agreement No. 3, dated January 3, 2000, with Childtime Childcare, Inc. to lease certain premises as described within the Lease Agreement dated April 11, 1983 at Mountain View Plaza Shopping Center. Filed herewith.

          10b Lease Agreement with General Cinema Corporation of North Carolina to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10o to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

          10c Termination of Lease Agreement with General Cinema Corporation of North Carolina, dated February 11, 2000, terminating the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Filed herewith.

          10d Lease Agreement with Bally Total Fitness Corporation to lease certain premises as described within the Lease Agreement dated February 14, 2000 at Tower Place Festival Shopping Center. Filed herewith.

          10e Lease Agreement with J&K Cafeterias to lease certain premises as described in the Lease Agreement dated April 12, 1994 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1995. (File No. 0-14105)

          10f Data Processing System Use Agreement between Murray Income Properties I, Ltd. and The Mavricc Management Systems, Inc. dated September 1, 1998. Reference is made to Exhibit 10d to the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. (File No. 0-14105)

          10g Property Management Agreement and Exclusive Marketing Agreement with Zell Management and Development, Inc. for property management services described in the

               Property Management Agreement dated December 20, 1989 (as extended pursuant to the Extension of Property Management Agreement dated December 8, 1999 at Mountain View Plaza Shopping Center). Filed herewith.

          10h Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated December 2, 1999 at Tower Place Festival Shopping Center. Filed herewith.

          10i Management agreement with Cavender & Hill Properties, Inc. for management and operation services described in the Management Agreement dated June 30, 1996 at Castle Oaks Shopping Center. Reference is made to Exhibit 10a to the 1996 2nd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996. (File No. 0-14105)

          10j Lease Modification Agreement No. 1 dated February 14, 1992 with Childtime Childcare, Inc. at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10K to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

          10k Lease Agreement with Reay's Ranch Markets, Inc. to lease certain premises as described within the Lease Agreement dated October 20, 1992 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10m to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

          10l Third Amendment to Lease with Reay's Ranch Markets, Inc. dated November 3, 1993 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10n to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

          10m Fourth Amendment of Lease Agreement, Consent to Assignment and Estoppel Certificate dated June 30, 1997 by, between and among Wild Oats Markets, Inc., Reay's Ranch Markets, Inc., and Murray Income Properties I, Ltd. Reference is made to Exhibit 10k to the 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1998. (File No. 0-14105)

          10n Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated November 9, 1993 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

          10o Lease Agreement with Razmiko's, Ltd. to lease certain premises as described with the Lease Agreement dated August 1, 1995 at Castle Oaks Shopping Center. Reference is made to Exhibit 10m to the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1996. (File No. 0-14105)

          10p Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

          10q Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10b to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

          27   Financial Data Schedule. Filed herewith.

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

     (d)  Financial Statement Schedules with Independent Auditors' Report
          Thereon:

               (i)  Consolidated Valuation and Qualifying Accounts (Schedule II)
                    - Years ended December 31, 1999, 1998, and 1997.

               (ii) Consolidated Real Estate and Accumulated Depreciation
                    (Schedule III) - December 31, 1999.

       All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties I, Ltd.:

Under date of February 10, 2000, except as to note 5 which is as of March 10, 2000, we reported on the consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership`s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                                  KPMG LLP


Dallas, Texas
February 10, 2000, except as to note 5
     which is as of March 10, 2000

                                                                     SCHEDULE II

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                            Balance at      Charged to                      Balance at
                                            beginning       costs and                         end of
           Description                      of period        expenses        Deductions       period
           -----------                     ------------    ------------     ------------    ------------

Allowance for doubtful accounts:

     Year ended December 31, 1997          $      7,283          (1,628)             -0-           5,655
                                           ============    ============     ============    ============

     Year ended December 31, 1998          $      5,655           4,701            1,680           8,676
                                           ============    ============     ============    ============

     Year ended December 31, 1999          $      8,676           8,614           10,722           6,568
                                           ============    ============     ============    ============

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

                                                                    SCHEDULE III




                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE
              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION


                                December 31, 1999



                                                     Initial Cost
                                                   to Partnership (A)
                                              ---------------------------
                                                            Buildings and
    Description               Encumbrances       Land        Improvements
---------------------          ----------     ----------      -----------

Shopping Center
  San Antonio, Texas           $        0     $1,240,051      $ 3,017,075
Shopping Center
  Scottsdale, Arizona          $        0     $2,805,238      $ 4,316,052
Shopping Center
  Pineville
  (Charlotte),
  North Carolina               $        0     $2,187,512      $10,280,880
                               ----------     ----------      -----------
                               $        0     $6,232,801      $17,614,000
                               ==========     ==========      ===========





                              Costs Capitalized                         Gross Amount
                                  Subsequent                         at which carried at
                                to Acquisition                       Close of Period (D)
                              -----------------        --------------------------------------------------
                                                                        Buildings and
    Description                  Improvements             Land           Improvements            Total
---------------------             ----------           ----------        ------------          ----------

Shopping Center
  San Antonio, Texas              $  570,000           $1,240,051         $ 3,587,075          $ 4,827,126
Shopping Center
  Scottsdale, Arizona             $  854,776           $2,805,238         $ 5,170,828          $ 7,976,066
Shopping Center
  Pineville
  (Charlotte),
  North Carolina                  $1,451,386           $2,187,512         $11,732,260          $13,919,770
                                  ----------           ----------         -----------          -----------
                                  $2,876,162           $6,232,801         $20,490,170          $26,722,970
                                  ==========           ==========         ===========          ===========







                                                                                          Life on which
                                                                                         Depreciation in
                                                                          Fiscal        Latest Statement
                                Accumulated           Year of              Year            of Earnings
    Description                 Depreciation       Construction          Acquired          is Computed
---------------------            ----------         ----------          ----------         -----------

Shopping Center
  San Antonio, Texas              $ 2,160,251             1985                1986          3-25 YEARS
Shopping Center
  Scottsdale, Arizona             $ 2,947,778             1983                1985          3-25 YEARS
Shopping Center
  Pineville
  (Charlotte),
  North Carolina                  $ 6,338,795             1982                1986          3-25 YEARS
                                  -----------
                                  $11,446,820
                                  ===========


Notes:

(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B)  Reconciliation of real estate owned for 1999, 1998 and 1997:

                                                   1999                     1998                    1997
                                                -----------             -----------             -----------
     Balance at beginning of period             $26,622,200             $26,551,980             $26,501,360
     Additions during period                    $   100,766             $    70,216             $    50,624
     Retirements during period                  $         0             $         0             $         0
                                                -----------             -----------             -----------
     Balance at close of period                 $26,722,970             $26,622,200             $26,551,980
                                                ===========             ===========             ===========

(C)  Reconciliation of accumulated depreciation for 1999, 1998 and 1997:

                                                   1999                    1998                    1997
                                                -----------             -----------             -----------
     Balance at beginning of period             $10,618,470             $ 9,779,632             $ 8,929,957
     Depreciation expense                       $   828,355             $   838,837             $   849,675
     Retirements during period                  $         0             $         0             $         0
                                                -----------             -----------             -----------
     Balance at close of period                 $11,446,820             $10,618,470             $ 9,779,632
                                                ===========             ===========             ===========

(D) The aggregate cost of real estate at December 31, 1999 for Federal income tax purposes is $26,861,934.

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

                                      MURRAY INCOME PROPERTIES I, LTD.

                                      By:   Crozier Partners VIII, Ltd.
                                            a General Partner

Dated:   March 27, 2000               By:         /s/ Jack E. Crozier
                                            -----------------------------------
                                            Jack E. Crozier
                                            a General Partner

                                      By:   Murray Realty Investors VIII, Inc.
                                            a General Partner

Dated:   March 27, 2000               By:       /s/ Mitchell Armstrong
                                            -----------------------------------
                                            Mitchell Armstrong
                                            President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     Murray Realty Investors VIII, Inc.
                                     a General Partner

Dated:   March 27, 2000              By:         /s/ Brent Buck
                                           ------------------------------------
                                           Brent Buck
                                           Executive Vice President
                                           Director

Dated:   March 27, 2000              By:         /s/ Mitchell Armstrong
                                           ------------------------------------
                                           Mitchell Armstrong
                                           Chief Executive Officer
                                           Chief Financial Officer
                                           Director

                                INDEX TO EXHIBITS

         PAGE
        NUMBER                     DESCRIPTION
        ------                     -----------



          2a   Proxy Statement pursuant to Section 14(a) of the Securities
               Exchange Act of 1934. Reference is made to the Partnership's
               Schedule 14A, filed with the Securities and Exchange Commission on January 13, 2000. (File No. 0-14105)

          2b Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934.
               Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 9, 2000. (File
               No. 0-14105)

          2c Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934.
               Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 23, 2000.
               (File No. 0-14105)

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

          3h   Amendment to Amended and Restated Certificate and Agreement of
               Limited Partnership, dated March 22, 2000. Filed herewith.

          5    Form of Certificate representing Limited Partnership Interest.
               Reference is made to Exhibit 4 to Amendment No. 1 to
               Partnership's Form S-11 Registration Statement, filed with the
               Securities and Exchange Commission on May 17, 1984. (File No.
               2-90016)

          10a  Lease Modification Agreement No. 3, dated January 3, 2000, with
               Childtime Childcare, Inc. to lease certain premises as described within the Lease Agreement dated April 11, 1983 at Mountain View
               Plaza Shopping Center. Filed herewith.

          10b Lease Agreement with General Cinema Corporation of North Carolina to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center.
               Reference is made to Exhibit 10o to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

          10c  Termination of Lease Agreement with General Cinema Corporation of
               North Carolina, dated February 11, 2000, terminating the Lease
               Agreement dated July 23, 1985 at Tower Place Festival Shopping
               Center. Filed herewith.

          10d Lease Agreement with Bally Total Fitness Corporation to lease certain premises as described within the Lease Agreement dated
               February 14, 2000 at Tower Place Festival Shopping Center. Filed herewith.

          10e Lease Agreement with J&K Cafeterias to lease certain premises as described in the Lease Agreement dated April 12, 1994 at Tower
               Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1995. (File No. 0-14105)

          10f  Data Processing System Use Agreement between Murray Income
               Properties I, Ltd. and The Mavricc Management Systems, Inc. dated
               September 1, 1998. Reference is made to Exhibit 10d to the 1998
               Annual Report on Form 10-K filed with the Securities and Exchange
               Commission on March 26, 1999. (File No. 0-14105)

          10g Property Management Agreement and Exclusive Marketing Agreement with Zell Management and Development, Inc. for property management services described in the Property Management
               Agreement dated December 20, 1989 (as extended pursuant to the Extension of Property Management Agreement dated December 8, 1999 at Mountain View Plaza Shopping Center). Filed herewith.

          10h  Management Agreement with CK Charlotte Overhead Limited
               Partnership for management and operation services described in the Management Agreement dated December 2, 1999 at Tower Place
               Festival Shopping Center. Filed herewith.

          10i Management Agreement with Cavender & Hill Properties, Inc. for management and operation services described in the Management
               Agreement dated June 30, 1996 at Castle Oaks Shopping Center.
               Reference is made to Exhibit 10a to the 1996 2nd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996. (File No. 0-14105)

          10j  Lease Modification Agreement No. 1 dated February 14, 1992 with
               Childtime Childcare, Inc. at Mountain View Plaza Shopping Center.
               Reference is made to Exhibit 10K to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993. (File No. 0-14105)

          10k Lease Agreement with Reay's Ranch Markets, Inc. to lease certain premises as described within the Lease Agreement dated October
               20, 1992 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 10m to the 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1993.
               (File No. 0-14105)

          10l  Third Amendment to Lease with Reay's Ranch Markets, Inc. dated
               November 3, 1993 at Mountain View Plaza Shopping Center.
               Reference is made to Exhibit 10n to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994. (File No. 0-14105)

          10m  Fourth Amendment of Lease Agreement, Consent to Assignment and
               Estoppel Certificate dated June 30, 1997 by, between and among Wild Oats Markets, Inc., Reay's Ranch Markets, Inc., and Murray
               Income Properties I, Ltd. Reference is made to Exhibit 10k to the
               1997 Annual Report on Form 10-K filed with the Securities and
               Exchange Commission on March 26, 1998. (File No. 0-14105)

          10n Lease Agreement with Brown Group Retail, Inc. to lease certain premises as described within the Lease Agreement dated November
               9, 1993 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10p to the 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1994.
               (File No. 0-14105)

          10o Lease Agreement with Razmiko's, Ltd. to lease certain premises as described with the Lease Agreement dated August 1, 1995 at Castle
               Oaks Shopping Center. Reference is made to Exhibit 10m to the
               1995 Annual Report on Form 10-K filed with the Securities and
               Exchange Commission on March 21, 1996. (File No. 0-14105)

          10p  Severance Agreements by and among Murray Income Properties I,
               Ltd. and Murray Income Properties II, Ltd. and Mitchell L.
               Armstrong dated September 16, 1996. Reference is made to Exhibit
               10a to the 1996 3rd Quarter Report on Form 10-Q filed with the
               Securities and Exchange Commission on November 8, 1996. (File No.
               0-14105)

          10q  Severance Agreements by and among Murray Income Properties I,
               Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10b to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

          27   Financial Data Schedule. Filed herewith.

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