Form 10-Q
period 2000-03-31
MURRAY INCOME PROPERTIES I LTD
filed 2000-05-12
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

(Mark One)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000
                                                            --------------------
                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------        SECURITIES EXCHANGE ACT OF 1934

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
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS

                                                        March 31,       December 31,
                                                          2000              1999
                                                      ------------      ------------
                                                       (unaudited)
ASSETS

Properties held for sale
   Land                                               $  6,232,801      $  6,232,801
   Buildings and improvements                           18,147,298        20,490,165
                                                      ------------      ------------
                                                        24,380,099        26,722,966
   Less accumulated depreciation                        10,300,267        11,446,824
                                                      ------------      ------------
     Net properties held for sale                       14,079,832        15,276,142
Cash and cash equivalents                                3,826,463         1,835,163
Accounts receivable, net of allowances
   of $16,806 and $6,568, in 2000 and 1999,
   respectively                                            409,990           635,472
Other assets, at cost, net of accumulated
   amortization of $654,828 and $636,144
   in 2000 and 1999, respectively                          350,179           293,169
                                                      ------------      ------------
                                                      $ 18,666,464      $ 18,039,946
                                                      ============      ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                      $     38,702      $     34,880
Accrued property taxes                                     124,059           213,431
Security deposits                                          161,454           165,484
                                                      ------------      ------------
          Total liabilities                                324,215           413,795
                                                      ------------      ------------

Minority interest in joint venture                       1,349,675         1,237,802
                                                      ------------      ------------

Partners' equity:
   General Partners:
     Capital contributions                                   1,000             1,000
     Cumulative net earnings                               283,898           263,173
     Cumulative cash distributions                        (444,603)         (435,962)
                                                      ------------      ------------
                                                          (159,705)         (171,789)
                                                      ------------      ------------

   Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs       24,570,092        24,570,092
     Cumulative net earnings                            14,367,770        13,352,224
     Cumulative cash distributions                     (21,785,583)      (21,362,178)
                                                      ------------      ------------
                                                        17,152,279        16,560,138
                                                      ------------      ------------
          Total partners' equity                        16,992,574        16,388,349
                                                      ------------      ------------
                                                      $ 18,666,464      $ 18,039,946
                                                      ============      ============


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS

                                                        Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                       2000           1999
                                                    ----------     ----------
INCOME:
   Rental                                           $  730,331     $  831,605
   Interest                                             38,525         21,342
   Gain on termination of lease                        898,562            -0-
                                                    ----------     ----------
                                                     1,667,418        852,947
                                                    ----------     ----------
EXPENSES:
   Depreciation                                        130,903        206,713
   Property operating                                  217,731        202,951
   General and administrative                          110,902        102,428
   Bad debts (recoveries), net                          10,238            (72)
                                                    ----------     ----------
                                                       469,774        512,020
                                                    ----------     ----------
          Earnings before minority interest          1,197,644        340,927

Minority interest in joint venture's earnings          161,373         36,862
                                                    ----------     ----------
          Net earnings                              $1,036,271     $  304,065
                                                    ==========     ==========

Basic earnings per limited partnership interest     $    35.98     $    10.56
                                                    ==========     ==========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                         General           Limited
                                         Partners          Partners            Total
                                       ------------      ------------      ------------
THREE MONTHS ENDED MARCH 31, 1999:

   Balance at December 31, 1998        $   (160,476)     $ 17,114,473      $ 16,953,997
   Net earnings                               6,081           297,984           304,065
   Cash distributions                        (8,641)         (423,405)         (432,046)
                                       ------------      ------------      ------------
   Balance at March 31, 1999           $   (163,036)     $ 16,989,052      $ 16,826,016
                                       ============      ============      ============


THREE MONTHS ENDED MARCH 31, 2000:

   Balance at December 31, 1999        $   (171,789)     $ 16,560,138      $ 16,388,349
   Net earnings                              20,725         1,015,546         1,036,271
   Cash distributions                        (8,641)         (423,405)         (432,046)
                                       ------------      ------------      ------------
   Balance at March 31, 2000           $   (159,705)     $ 17,152,279      $ 16,992,574
                                       ============      ============      ============


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                    March 31,
                                                           ----------------------------
                                                              2000             1999
                                                           -----------      -----------
Cash flows from operating activities:
   Net earnings                                            $ 1,036,271      $   304,065
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts (recoveries), net                              10,238              (72)
       Depreciation                                            130,903          206,713
       Amortization of other assets                             18,684           16,683
       Gain on termination of lease                           (898,562)             -0-
       Proceeds from termination of lease                    2,206,834              -0-
       Minority interest in joint venture's earnings           161,373           36,862
       Change in assets and liabilities:
         Accounts receivable                                    17,287         (112,630)
         Other assets                                          (75,694)           1,354
         Accounts payable                                        3,822           12,163
         Accrued property taxes and security deposits          (93,402)         (82,972)
                                                           -----------      -----------
           Net cash provided by operating activities         2,517,754          382,166
                                                           -----------      -----------

Cash flows from investing activities -
   Additions to investment properties                          (44,908)         (10,506)
                                                           -----------      -----------

Cash flows from financing activities:
   Distributions to minority interest in joint venture         (49,500)         (55,050)
   Cash distributions                                         (432,046)        (432,046)
                                                           -----------      -----------
           Net cash used in financing activities              (481,546)        (487,096)
                                                           -----------      -----------

Net increase (decrease) in cash and cash equivalents         1,991,300         (115,436)
Cash and cash equivalents at beginning of period             1,835,163        1,808,765
                                                           -----------      -----------
Cash and cash equivalents at end of period                 $ 3,826,463      $ 1,693,329
                                                           ===========      ===========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

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

     On March 10, 2000, in a special meeting of the Partnership, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties II, Ltd. ("MIP II"), an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership has begun marketing the properties for sale, and after the sale of the last property and the winding up of all other business affairs, the Partnership will be liquidated. Effective March 10, 2000, the Partnership's properties are reported as "Properties held for sale" at the lower of carrying value or fair value less cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to Properties held for sale.

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At March 31, 2000 and December 31, 1999, $220,259 and $414,813, respectively, of accounts receivable related to such accruals.

     Other assets consist primarily of deferred leasing costs which are amortized using the straight line method over the lives of the related leases.

     Depreciation, prior to March 10, 2000, was provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years. No depreciation is provided on properties held for sale after March 10, 2000, the date on which the Partnership changed the classification of its properties to Properties held for sale.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 2000 and December 31, 1999. For cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

3.   PROPERTIES HELD FOR SALE

     The Partnership owns and operates Mountain View Plaza, a shopping center located in Scottsdale, Arizona, and Castle Oaks Village, a shopping center located in Castle Hills (San Antonio), Texas. In addition, the Partnership owns an 85% interest in Tower Place Joint Venture, a joint venture which owns Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The remaining 15% interest in the joint venture is owned by MIP II. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 85% ownership interest in the joint venture.

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

4.   TERMINATION FEE INCOME

     On February 14, 2000, the Partnership executed a lease termination agreement with General Cinema at Tower Place Festival Shopping Center. Pursuant to this agreement, General Cinema paid Tower Place Joint Venture a termination fee of $2,206,834 as consideration for the Joint Venture releasing the tenant from its future lease obligations, including $197,957 of straight line rent receivable. In conjunction with the termination, the Joint Venture retired the net book value of the theater and related assets of $1,110,315, which will be demolished to allow for construction of a Bally Total Fitness facility and 6,500 square feet of additional retail space. The Partnership recorded a gain on termination of the lease of $898,562 as income during the quarter ended March 31, 2000.

5.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 has been prepared by management without audit by independent public accountants. The Partnership's 1999 annual report contains audited consolidated financial statements including the notes to the consolidated financial statements and should be read in conjunction with the financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     On March 10, 2000, in a special meeting of the Partnership, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties II, Ltd. ("MIP II"), an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership has begun marketing the properties for sale, and after the sale of the last property and the winding up of all other business affairs, the Partnership will be liquidated. Effective March 10, 2000, the Partnership's properties are reported as "Properties held for sale" at the lower of carrying value or fair value less cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to Properties held for sale.

     As of March 31, 2000, the Partnership had cash and cash equivalents of $3,826,463. Such amounts represent cash generated from operations and working capital reserves. Included in cash and cash equivalents is approximately $2,200,000 received by Tower Place Joint Venture from General Cinema as consideration for the termination of its lease at Tower Place Festival Shopping Center. These proceeds will be utilized to demolish the existing theater building and to construct a new 25,728 square foot facility to be leased by Bally Total Fitness and approximately 6,500 square feet of new retail space.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At March 31, 2000 and December 31, 1999, there were $220,259 and $414,813, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. The decrease in accounts receivable of $215,244 from December 31, 1999 to March 31, 2000 is primarily due to a decrease in receivables related to the accruals described above. $197,957 of the receivable for accrued rent, related to the General Cinema lease at Tower Place Festival Shopping Center, was collected during the quarter ended March 31, 2000, as part of the termination fee paid by General Cinema to Tower Place Joint Venture. As of March 31, 2000 and December 31, 1999, the Partnership had allowances of $16,806 and $6,568 respectively, for uncollectible accounts receivable.

     The decrease of $89,372 in accrued property taxes from December 31, 1999 to March 31, 2000 is primarily due to the payment of 1999 property taxes for the Partnership's properties.

     During the three months ended March 31, 2000, the Partnership made Cash Distributions from Operations totaling $432,046 related to the three month period ended December 31, 1999. Subsequent to March 31, 2000, the Partnership made a Cash Distribution from Operations of $432,046 (which was reduced by $26,250 related to 1999 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) relating to the three months ended March 31, 2000. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income decreased $101,274 (12%) for the three months ended March 31, 2000 as compared to the same period in 1999. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties.

                                            Three Months Ended
                                                March 31,
                                         ------------------------
                                           2000            1999
                                         ---------      ---------
Mountain View Plaza Shopping Center
   Rental income                         $ 283,027      $ 241,343
   Bad debt expense (recovery)                 -0-            (72)
   Average occupancy                            99%            97%

Castle Oaks Village Shopping Center
   Rental income                         $ 104,317      $ 132,475
   Bad debt expense (recovery)                 -0-            -0-
   Average occupancy                            82%            95%

Tower Place Festival Shopping Center
   Rental income                         $ 342,987      $ 457,787
   Gain on termination of lease            898,562            -0-
   Bad debt expense                         10,238            -0-
   Average occupancy                            78%            97%

     Rental income at Mountain View Plaza in Scottsdale, Arizona increased $41,684 for the three months ended March 31, 2000 as compared to the same period in 1999 due to higher occupancy, higher rental rates and higher tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

     Occupancy at Mountain View averaged 99% during the quarter ended March 31, 2000, a three percent increase over the previous quarter. In January, two new tenants totaling 2,403 square feet took occupancy of their spaces. As of March 31, 2000, Mountain View was 100% occupied.

     Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas decreased $28,158 for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to lower occupancy and lower tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

     Occupancy at Castle Oaks averaged 82% during the quarter ended March 31, 2000, a one percent increase over the previous quarter. In March, a new tenant who signed a lease for 932 square feet took occupancy of its space.

     Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina decreased $114,800 for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to lower occupancy. General Cinema, which occupied approximately 28% of the total leaseable space at Tower Place, terminated its lease on February 14, 2000, after payment of approximately $2,200,000 as consideration for the termination of its lease. A new Bally Total Fitness facility and an additional 6,500 square feet of retail space will be constructed on the site previously occupied by General Cinema. At this time, it is anticipated that Bally will open for business in the first quarter of 2001.

     Occupancy at Tower Place averaged 78% during the quarter ended March 31, 2000, an eight percent decrease from the previous quarter. In January a tenant who occupied 1,050 square feet vacated its space, and in February a tenant who occupied 3,287 square feet vacated its space.

     Depreciation, prior to March 10, 2000, was provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years. No depreciation is provided on properties held for sale after March 10, 2000, the date on which the Partnership changed the classification of its properties to Properties held for sale.

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses increased $14,780 (7%) for the period ended March 31, 2000 as compared to the same period in 1999 because of higher repair and maintenance costs at Tower Place and Castle Oaks, higher pest control costs at Mountain View and higher real estate taxes at Tower Place. Mountain View's total operating expenses increased with increases in leasing and promotion costs, property management fees and pest control costs being offset by lower legal fees and utility expenses. Castle Oaks total operating expenses increased primarily due to higher repair and maintenance costs and landscaping costs. Tower Place's total operating expenses increased, with increases in repair and maintenance costs and real estate taxes being offset by lower property management fees.

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses increased $8,474 for the quarter ended March 31, 2000 as compared to the same period in 1999 primarily due to increases in accounting and legal costs, investor services cost, telephone expenses, and salaries and benefits.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 10, 2000, a special meeting of the Limited Partners was held to approve the sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties II, Ltd., an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property and an amendment to the partnership agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the limited partners on or about January 14, 2000. At the meeting, holders of 22,627 Interests (80%) out of a total of 28,277 Interests were represented by proxy. The vote was 21,949 Interests (78%) for the proposal, 244 Interests (1%) against the proposal and 434 Interests (1%) abstaining. Because more than 50% of the outstanding Interests voted to approve the proposal, the Partnership has begun marketing the properties for sale, and after the sale of the last property and the winding up of the Partnership's other business affairs, the Partnership will be liquidated and dissolved.

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

          3h Amendment to Amended and Restated Certificate and Agreement of Limited Partnership, dated March 22, 2000. Reference is made to
               Exhibit 3h to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

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

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 2000:

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

                                          MURRAY INCOME PROPERTIES I, LTD.

                                          By: Murray Realty Investors VIII, Inc.
                                              A General Partner



Date:  May 12, 2000                       By:  /s/ Mitchell Armstrong
                                              ----------------------------------
                                              Mitchell Armstrong
                                              President
                                              Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
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

3h             Amendment to Amended and Restated Certificate and Agreement of
               Limited Partnership, dated March 22, 2000. Reference is made to
               Exhibit 3h to the 1999 Annual Report on Form 10-K filed with the
               Securities and Exchange Commission on March 27, 2000. (File No.
               0-14105)

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