Form 10-Q
period 2000-06-30
MURRAY INCOME PROPERTIES I LTD
filed 2000-08-14
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------    EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    -----------------

                               COMMISSION FILE NO.
                                    0-14105
                                   ----------

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
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS

                                                           June 30,      December 31,
                                                             2000            1999
                                                         ------------    ------------
                                                         (unaudited)
ASSETS

Properties held for sale:
   Land                                                  $  6,232,801    $  6,232,801
   Buildings and improvements                              18,321,876      20,490,165
                                                         ------------    ------------
                                                           24,554,677      26,722,966
   Less accumulated depreciation                           10,301,334      11,446,824
                                                         ------------    ------------
     Net properties held for sale                          14,253,343      15,276,142
Cash and cash equivalents                                   3,470,725       1,835,163
Accounts receivable, net of
   allowance of $16,806 and $6,568, in 2000
   and 1999, respectively                                     431,485         635,472
Other assets, at cost, net of accumulated
   amortization of $669,819 and $636,144
   in 2000 and 1999, respectively                             447,437         293,169
                                                         ------------    ------------
                                                         $ 18,602,990    $ 18,039,946
                                                         ============    ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                         $     16,248    $     34,880
Accrued property taxes                                        136,772         213,431
Security deposits                                             172,160         165,484
                                                         ------------    ------------
          Total liabilities                                   325,180         413,795
                                                         ------------    ------------

Minority interest in joint venture                          1,383,929       1,237,802
                                                         ------------    ------------

Partners' equity:
   General Partners:
     Capital contributions                                      1,000           1,000
     Cumulative net earnings                                  290,565         263,173
     Cumulative cash distributions                           (453,244)       (435,962)
                                                         ------------    ------------
                                                             (161,679)       (171,789)
                                                         ------------    ------------

   Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs          24,570,092      24,570,092
     Cumulative net earnings                               14,694,456      13,352,224
     Cumulative cash distributions                        (22,208,988)    (21,362,178)
                                                         ------------    ------------
                                                           17,055,560      16,560,138
                                                         ------------    ------------
          Total partners' equity                           16,893,881      16,388,349
                                                         ------------    ------------
                                                         $ 18,602,990    $ 18,039,946
                                                         ============    ============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)


                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                     -------------------------    -------------------------
                                                         2000          1999          2000          1999
                                                     -----------   -----------    -----------   -----------
INCOME:
   Rental                                            $   636,243   $   825,754    $ 1,366,574   $ 1,657,359
   Interest                                               54,967        22,168         93,492        43,510
   Gain on termination of lease                               -0-           -0-       898,562            -0-
                                                     -----------   -----------    -----------   -----------
                                                         691,210       847,922      2,358,628     1,700,869
                                                     -----------   -----------    -----------   -----------

EXPENSES:
   Depreciation                                            1,067       207,402        131,970       414,115
   Property operating                                    248,381       210,392        466,112       413,343
   General and administrative                             71,880        75,606        182,782       178,034
   Bad debts (recoveries), net                             2,276          (113)        12,514          (185)
                                                     -----------   -----------    -----------   -----------
                                                         323,604       493,287        793,378     1,005,307
                                                     -----------   -----------    -----------   -----------

     Earnings before minority interest                   367,606       354,635      1,565,250       695,562

Minority interest in joint venture's earnings             34,253        40,370        195,626        77,232
                                                     -----------   -----------    -----------   -----------

     Net earnings                                    $   333,353   $   314,265    $ 1,369,624   $   618,330
                                                     ===========   ===========    ===========   ===========

Basic earnings per limited partnership
 interest                                            $     11.57   $     10.91    $     47.55   $     21.47
                                                     ===========   ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)


                                          General        Limited
                                         Partners        Partners          Total
                                       ------------    ------------    ------------
SIX MONTHS ENDED JUNE 30, 1999:

   Balance at December 31, 1998        $   (160,476)   $ 17,114,473    $ 16,953,997
   Net earnings                              12,367         605,963         618,330
   Cash distributions                       (17,282)       (846,810)       (864,092)
                                       ------------    ------------    ------------
   Balance at June 30, 1999            $   (165,391)   $ 16,873,626    $ 16,708,235
                                       ============    ============    ============


SIX MONTHS ENDED JUNE 30, 2000:

   Balance at December 31, 1999        $   (171,789)   $ 16,560,138    $ 16,388,349
   Net earnings                              27,392       1,342,232       1,369,624
   Cash distributions                       (17,282)       (846,810)       (864,092)
                                       ------------    ------------    ------------
   Balance at June 30, 2000            $   (161,679)   $ 17,055,560    $ 16,893,881
                                       ============    ============    ============


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                         ------------------------------
                                                                              2000              1999
                                                                         ------------       -----------
Cash flows from operating activities:
     Net earnings                                                        $  1,369,624       $   618,330
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Bad debts (recoveries), net                                           12,514              (185)
         Depreciation                                                         131,970           414,115
         Amortization of other assets                                          33,675            33,962
         Gain on termination of lease                                        (898,562)               -0-
         Proceeds from termination of lease                                 2,206,834                 0-
         Minority interest in joint venture's earnings                        195,626            77,232
         Change in assets and liabilities:
           Accounts receivable                                                 (6,484)          (61,095)
           Other assets                                                      (187,943)          (53,777)
           Accounts payable                                                   (18,632)           20,433
           Accrued property taxes and security deposits                       (69,983)          (53,781)
                                                                         ------------       -----------
              Net cash provided by operating activities                     2,768,639           995,234
                                                                         ------------       -----------

Cash flows from investing activities -
     Additions to investment properties                                      (219,485)          (14,160)
                                                                         ------------       -----------

Cash flows from financing activities:
     Distributions to minority interest in joint venture                      (49,500)         (110,850)
     Cash distributions                                                      (864,092)         (864,092)
                                                                         ------------       -----------
              Net cash used in financing activities                          (913,592)         (974,942)
                                                                         ------------       -----------

Net increase in cash and cash equivalents                                   1,635,562             6,132
Cash and cash equivalents at beginning of period                            1,835,163         1,808,765
                                                                         ------------       -----------
Cash and cash equivalents at end of period                               $  3,470,725       $ 1,814,897
                                                                         ============       ===========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

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

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties II, Ltd. ("MIP II"), an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership has begun marketing the properties for sale and continues to operate until such time as the properties are sold. If the Partnership is successful in selling the properties, then after the sale of the last property and the settlement of all other business affairs, the Partnership will be liquidated. Effective March 10, 2000, the Partnership's properties are reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to properties held for sale.

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At June 30, 2000 and December 31, 1999, $224,232 and $414,813, respectively, of accounts receivable related to such accruals.

     Other assets consist primarily of deferred leasing costs which are amortized using the straight line method over the lives of the related leases.

     Prior to March 10, 2000, depreciation was provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years. No depreciation is provided on properties held for sale after March 10, 2000, the date on which the Partnership changed the classification of its properties to properties held for sale.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of June 30, 2000 and December 31, 1999. For cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

4.       TERMINATION FEE INCOME

     On February 14, 2000, the Partnership executed a lease termination agreement with General Cinema at Tower Place Festival Shopping Center. Pursuant to this agreement, General Cinema paid Tower Place Joint Venture a termination fee of $2,206,834 as consideration for the Joint Venture releasing the tenant from its future lease obligations, including $197,957 of straight line rent receivable. In conjunction with the termination, the Joint Venture retired the net book value of the theater and related assets of $1,110,315, which was demolished. The Partnership recorded a gain on termination of the lease of $898,562 as income during the six months ended June 30, 2000. Pursuant to a lease with Bally Total Fitness Corporation, signed on February 14, 2000, a new Bally facility is being constructed on the site previously occupied by the theater. This new fitness facility, along with 6,500 square feet of additional retail space, is being built utilizing working capital reserves, and it is expected that no outside financing will be required. The addition of the Bally Total Fitness facility and the 6,500 square feet of retail space are anticipated to enhance the value of the shopping center which is currently being marketed for sale.

5.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999, has been prepared by management without audit by independent public accountants. The Partnership's 1999 annual report contains audited consolidated financial statements including the notes to the consolidated financial statements and should be read in conjunction with the financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties II, Ltd. ("MIP II"), an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership has begun marketing the properties for sale and continues to operate until such time as the properties are sold. If the Partnership is successful in selling the properties, then after the sale of the last property and the settlement of all other business affairs, the Partnership will be liquidated. Effective March 10, 2000, the Partnership's properties are reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to properties held for sale.

     In April, 2000, the Partnership's properties were put on the market and the General Partners began actively soliciting offers. The General Partners are negotiating with a potential purchaser for the sale of Mountain View Plaza. There is no guarantee that these negotiations will result in a sale of this property. Offers have been received for Castle Oaks Village and Tower Place Festival, though not under terms which are acceptable to the General Partners. These properties will continue to be actively marketed for sale.

     As of June 30, 2000, the Partnership had cash and cash equivalents of $3,470,725. Such amounts represent cash generated from operations and working capital reserves. The increase in cash and cash equivalents is due to the receipt of approximately $2,200,000 received by Tower Place Joint Venture from General Cinema as consideration for the termination of its lease at Tower Place Festival Shopping Center.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At June 30, 2000 and December 31, 1999, there were $224,232 and $414,813, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. The decrease in accounts receivable of $191,473 from December 31, 1999 to June 30, 2000 is primarily due to the collection in February, 2000, of $197,957 of the receivable for accrued rent, related to the General Cinema lease at Tower Place Festival Shopping Center, as part of the termination fee paid by General Cinema to Tower Place Joint Venture. As of June 30, 2000 and December 31, 1999, the Partnership had allowances of $16,806 and $6,568 respectively, for uncollectible accounts receivable.

     The decrease of $76,659 in accrued property taxes from December 31, 1999 to June 30, 2000 is primarily due to the payment of 1999 property taxes for the Partnership's properties.

     During the three months ended June 30, 2000, the Partnership made Cash Distributions from Operations totaling $432,046 (which was reduced by $26,250 related to 1999 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) related to the three month period ended March 31, 2000. Subsequent to June 30, 2000, the Partnership made Cash Distributions from Operations of $648,069 relating to the three months ended June 30, 2000. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

Results of Operations

     Rental income decreased $290,785 (18%) for the six months ended June 30, 2000 as compared to the same period in 1999. The following information details the rental income generated, gain on termination of lease, bad debt expense incurred and average occupancy for the periods shown for each of the Partnership's properties.

                                              Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                            ----------------------     ----------------------
                                              2000          1999         2000         1999
                                            ---------    ---------     ---------    ---------
Mountain View Plaza Shopping Center
   Rental income                            $ 259,532    $ 237,056     $ 542,559    $ 478,399
   Bad debt expense (recovery)                     -0-        (113)           -0-        (185)
   Average occupancy                              100%          98%          100%          97%

Castle Oaks Village Shopping Center
   Rental income                            $ 105,660    $ 120,113     $ 209,977    $ 252,588
   Bad debt expense (recovery)                  2,276           -0-        2,276           -0-
   Average occupancy                               84%          92%           83%          94%

Tower Place Festival Shopping Center
   Rental income                            $ 271,051    $ 468,585     $ 614,038    $ 926,372
   Gain on termination of lease                    -0-          -0-      898,562           -0-
   Bad debt expense (recovery)                     -0-          -0-       10,238           -0-
   Average occupancy                               76%          99%           77%          98%

   Rental income at Mountain View Plaza in Scottsdale, Arizona increased $64,160 for the six months ended June 30, 2000 as compared to the same period in 1999 due to higher occupancy, higher rental rates and higher tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

   Occupancy at Mountain View averaged 100% during the second quarter, a one percent increase over the previous quarter. One tenant who occupies 1,033 square feet renewed its lease for three years, and a tenant who occupies 1,325 square feet renewed its lease for four years. A tenant who occupies 1,127 square feet renewed its lease for five years. A tenant who occupied 2,000 square feet extended the term of its lease 6 years until 2010 and assigned the lease to a new owner. An Italian restaurant, which occupied 1,380 square feet, was sold and the new owner will operate as a breakfast restaurant.

   Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas decreased $42,611 for the six months ended June 30, 2000 as compared to the same period in 1999 primarily due to lower occupancy and lower tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

   Occupancy at Castle Oaks averaged 84% for the second quarter of 2000, a two percent increase over the previous quarter. In March, 2000, a new tenant who had signed a lease for 932 square feet took occupancy of its space. During the quarter, plumbing repairs were completed at the property.

   Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina decreased $312,334 for the six months ended June 30, 2000 as compared to the same period in 1999 primarily due to lower occupancy. General Cinema, which occupied approximately 28% of the total leaseable space at Tower Place, terminated its lease on February 14, 2000, after payment of approximately $2,200,000 as consideration for the termination of its lease. Pursuant to a lease with Bally Total Fitness Corporation, signed on February 14, 2000, a new Bally facility is being constructed on the site previously occupied by the theater. This new fitness facility, along with 6,500 square feet of additional retail space, is being built utilizing working capital reserves, and it is expected that no outside financing will be required. The addition of the Bally Total Fitness facility and the 6,500 square feet of retail space are anticipated to enhance the value of the shopping center which is currently being marketed for sale.

   Occupancy at Tower Place averaged 76% for the second quarter of 2000, a two percent decrease from the previous quarter. During the second quarter, the building previously occupied by General Cinema was demolished and in July construction began on the Bally Total Fitness space. At this time, the General Partners anticipate that Bally will open for business during the first quarter of 2001. During the first quarter, a tenant who had occupied 3,287 square feet vacated its space upon the expiration of its lease. In April, this space, along with an adjacent space containing 1,604 square feet, was leased to a new tenant who will open for business during the third quarter. In June, a new tenant who signed a lease for 1,050 square feet took occupancy of its space.

   Prior to March 10, 2000, depreciation was provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements range from three to twenty-five years. No depreciation is provided on properties held for sale after March 10, 2000, the date on which the Partnership changed the classification of its properties to Properties held for sale.

   Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses increased $52,769 for the six months ended June 30, 2000 as compared to the same period in 1999 primarily because of higher repair and maintenance costs at each of the Partnership's properties and higher pest control costs at Mountain View. Mountain View's total operating expenses increased, with increases in repair and maintenance costs, leasing and promotion costs, property management fees and pest control costs being offset by lower legal fees. Castle Oaks total operating expenses increased primarily due to higher repair and maintenance costs and landscaping costs. Tower Place's total operating expenses decreased, with decreases in property management fees being offset by increases in repair and maintenance costs.

   General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses increased $4,748 for the six months ended June 30, 2000 as compared to the same period in 1999, primarily due to increases in office rent, telephone expenses and salaries and benefits.

   Words or phrases when used in the Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe", "believes" and "anticipates" or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable and security deposits. The carrying amount of these instruments approximates fair value due to the short-term nature of these instruments. Therefore, the Partnership believes it is relatively unaffected by interest rate changes or other market risks.

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

(b)      Reports on Form 8-K filed during the quarter ended June 30, 2000:

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

                                      MURRAY INCOME PROPERTIES I, LTD.

                                      By: Murray Realty Investors VIII, Inc.
                                          A General Partner


Date:  August 14, 2000                By: /s/ Mitchell Armstrong
                                          ------------------------------------
                                          Mitchell Armstrong
                                          President
                                          Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number         Description
-------        -----------
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