Form 10-Q
period 2000-09-30
MURRAY INCOME PROPERTIES I LTD
filed 2000-11-09
CIK 742299

                UNITED STATED SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------
                                    FORM 10-Q
                                  ------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000.

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
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS

                                                         September 30,     December 31,
                                                             2000              1999
                                                         ------------      ------------
                                                         (unaudited)
ASSETS

Properties held for sale:
   Land                                                  $  3,427,563      $  6,232,801
   Buildings and improvements                              13,218,275        20,490,165
                                                         ------------      ------------
                                                           16,645,838        26,722,966
   Less accumulated depreciation                            7,333,880        11,446,824
                                                         ------------      ------------
     Net properties held for sale                           9,311,958        15,276,142
Cash and cash equivalents                                  10,255,784         1,835,163
Accounts receivable, net of allowance of
   $3,677 and $6,568, in 2000 and 1999, respectively          256,600           635,472
Other assets, at cost, net of accumulated
   amortization of $494,321 and $636,144
   in 2000 and 1999, respectively                             324,932           293,169
                                                         ------------      ------------
                                                         $ 20,149,274      $ 18,039,946
                                                         ============      ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                         $     66,519      $     34,880
Accrued property taxes                                        120,025           213,431
Security deposits                                             111,343           165,484
                                                         ------------      ------------
       Total liabilities                                      297,887           413,795
                                                         ------------      ------------

Minority interest in joint venture                          1,360,857         1,237,802
                                                         ------------      ------------

Partners' equity:
   General Partners:
     Capital contributions                                      1,000             1,000
     Cumulative net earnings                                  744,157           263,173
     Cumulative cash distributions                           (466,205)         (435,962)
                                                         ------------      ------------
                                                              278,952          (171,789)
                                                         ------------      ------------

   Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs          24,570,092        24,570,092
     Cumulative net earnings                               16,485,582        13,352,224
     Cumulative cash distributions                        (22,844,096)      (21,362,178)
                                                         ------------      ------------
                                                           18,211,578        16,560,138
                                                         ------------      ------------
       Total partners' equity                              18,490,530        16,388,349
                                                         ------------      ------------
                                                         $ 20,149,274      $ 18,039,946
                                                         ============      ============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,                September 30,
                                                  -------------------------    --------------------------
                                                     2000           1999           2000           1999
                                                  ----------     ----------     ----------     ----------
INCOME:
   Rental                                         $  694,005     $  813,389     $2,060,579     $2,470,748
   Interest                                           59,266         25,059        152,758         68,569
   Gain on termination of lease                          -0-            -0-        898,562            -0-
   Gain on sale of property                        1,807,693            -0-      1,807,693            -0-
                                                  ----------     ----------     ----------     ----------
                                                   2,560,964        838,448      4,919,592      2,539,317
                                                  ----------     ----------     ----------     ----------

EXPENSES:
   Depreciation                                        1,066        206,621        133,036        620,736
   Property operating                                197,090        212,862        663,202        626,205
   General and administrative                         84,136         57,778        266,918        235,812
   Bad debts, net                                         26            918         12,540            733
                                                  ----------     ----------     ----------     ----------
                                                     282,318        478,179      1,075,696      1,483,486
                                                  ----------     ----------     ----------     ----------

     Earnings before minority interest             2,278,646        360,269      3,843,896      1,055,831

Minority interest in joint venture's earnings         33,928         35,945        229,554        113,177
                                                  ----------     ----------     ----------     ----------

     Net earnings                                 $2,244,718     $  324,324     $3,614,342     $  942,654
                                                  ==========     ==========     ==========     ==========

Basic earnings per limited partnership
   interest                                       $    63.46     $    11.26     $   111.01     $    32.73
                                                  ==========     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                           General         Limited
                                          Partners         Partners           Total
                                          ---------      ------------      ------------
NINE MONTHS ENDED SEPTEMBER 30, 1999:

   Balance at December 31, 1998           $(160,476)     $ 17,114,473      $ 16,953,997
   Net earnings                              18,853           923,801           942,654
   Cash distributions                       (25,923)       (1,270,215)       (1,296,138)
                                          ---------      ------------      ------------
   Balance at September 30, 1999          $(167,546)     $ 16,768,059      $ 16,600,513
                                          =========      ============      ============

NINE MONTHS ENDED SEPTEMBER 30, 2000:

   Balance at December 31, 1999           $(171,789)     $ 16,560,138      $ 16,388,349
   Net earnings                             480,984         3,133,358         3,614,342
   Cash distributions                       (30,243)       (1,481,918)       (1,512,161)
                                          ---------      ------------      ------------
   Balance at September 30, 2000          $ 278,952      $ 18,211,578      $ 18,490,530
                                          =========      ============      ============

See accompanying notes to consolidated financial statements

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                      -----------------------------
                                                                          2000             1999
                                                                      ------------      -----------
Cash flows from operating activities:
    Net earnings                                                      $  3,614,342      $   942,654
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts, net                                                       12,540              733
       Depreciation                                                        133,036          620,736
       Amortization of other assets                                         48,621           51,054
       Gain on sale of property held for sale                           (1,807,693)             -0-
       Gain on termination of lease                                       (898,562)             -0-
       Proceeds from termination of lease                                2,206,834              -0-
       Minority interest in joint venture's earnings                       229,554          113,177
       Change in assets and liabilities:
          Accounts receivable                                              168,376          (17,857)
          Other assets                                                    (156,864)         (95,669)
          Accounts payable                                                  31,639            7,548
          Accrued property taxes and security deposits                    (147,547)           5,653
                                                                      ------------      -----------
             Net cash provided by operating activities                   3,434,276        1,628,029
                                                                      ------------      -----------

Cash flows from investing activities:
    Additions to properties held for sale                                 (360,528)         (67,081)
    Net proceeds from sale of property                                   6,965,534              -0-
                                                                      ------------      -----------
             Net cash provided by (used in) investment activities        6,605,006          (67,081)
                                                                      ------------      -----------

Cash flows from financing activities:
    Distributions to minority interest in joint venture                   (106,500)        (165,450)
    Cash distributions                                                  (1,512,161)      (1,296,138)
                                                                      ------------      -----------
             Net cash used in financing activities                      (1,618,661)      (1,461,588)
                                                                      ------------      -----------

Net increase in cash and cash equivalents                                8,420,621           99,360
Cash and cash equivalents at beginning of period                         1,835,163        1,808,765
                                                                      ------------      -----------
Cash and cash equivalents at end of period                            $ 10,255,784      $ 1,908,125
                                                                      ============      ===========

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

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

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties II, Ltd. ("MIP II"), an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership has begun marketing the properties for sale and continues to operate until such time as the properties are sold. If the Partnership is successful in selling the properties, then after the sale of the last property and the settlement of all other business affairs, the Partnership will be liquidated and dissolved. Effective March 10, 2000, the Partnership's properties are reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to properties held for sale.

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At September 30, 2000 and December 31, 1999, $96,633 and $414,813, respectively, of accounts receivable related to such accruals.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of September 30, 2000 and December 31, 1999. For cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

2.   PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, Cash Distributions from Operations ("Operating Distributions") are allocated and paid 7% to the Non-corporate General Partner, 3% to the Corporate General Partner and 90% to the Limited Partners. An amount equal to 5% of Operating Distributions out of the 7% allocated to the Non-corporate General Partner and the entire amount of Operating Distributions allocated to the Corporate General Partner is subordinated to the prior receipt by the Limited Partners of a non-cumulative 7% annual return from either Operating Distributions or Cash Distributions from Sales or Refinancings. Net profits or losses, excluding gain or loss from sales or refinancing of a property, are allocated to the General Partners and Limited Partners in the same proportions as the Operating Distributions for the year. Cash distributions from the sale or refinancing of a property are allocated as follows:

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

3.   PROPERTIES HELD FOR SALE

     On September 26, 2000, the Partnership sold the Mountain View Plaza Shopping Center, located in Scottsdale, Arizona, for a sales price of $7,420,000. After reductions for the collection of the straight line rent receivable of $131,132 and estimated sales costs of $323,334, the sale resulted in net sales proceeds of $6,965,534. The Partnership recorded a gain on sale in the amount of $1,807,693 during the quarter ended September 30, 2000 related to this sale.

     The Partnership continues to own and operate Castle Oaks Village, a shopping center located in Castle Hills (San Antonio), Texas. In addition, the Partnership owns an 85% interest in Tower Place Joint Venture, a joint venture which owns Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The remaining 15% interest in the joint venture is owned by MIP II, an affiliated real estate limited partnership. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses and cash distributions according to the Partnership's 85% ownership interest in the joint venture.

     The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in audited financial statements, as well as related disclosures about products and services, geographic areas, and major customers. The Partnership defines each of its shopping centers as operating segments; however, management has determined that all of its properties have similar economic characteristics and also meet the other criteria which permit the properties to be aggregated into one reportable segment. Management of the Partnership makes decisions about resource allocation and performance assessment based on the same financial information presented throughout these consolidated financial statements.

4.   TERMINATION FEE INCOME

     On February 14, 2000, the Partnership executed a lease termination agreement with General Cinema at Tower Place Festival Shopping Center. Pursuant to this agreement, General Cinema paid Tower Place Joint Venture a termination fee of $2,206,834 as consideration for the Joint Venture releasing the tenant from its future lease obligations, including $197,957 of straight line rent receivable. In conjunction with the termination, the Joint Venture retired the net book value of the theater and related assets of $1,110,315, which was demolished. The Partnership recorded a gain on termination of the lease of $898,562 as income during the nine months ended September 30, 2000. Pursuant to a lease with Bally Total Fitness Corporation, signed on February 14, 2000, a new Bally facility is being constructed on the site previously occupied by the theater. The addition of the Bally Total Fitness facility and the 6,500 square feet of retail space are anticipated to enhance the value of the shopping center which is currently being marketed for sale.

5.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 has been prepared by management without audit by independent public accountants. The Partnership's 1999 annual report contains audited consolidated financial statements including the notes to the consolidated financial statements and should be read in conjunction with financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, in one or a series of sale transactions (which may include one or more properties owned by Murray Income Properties II, Ltd. ("MIP II"), an affiliate of the Partnership under joint management), the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership has begun marketing the properties for sale and continues to operate until such time as the properties are sold. If the Partnership is successful in selling the properties, then after the sale of the last property and the settlement of all other business affairs, the Partnership will be liquidated and dissolved. Effective March 10, 2000, the Partnership's properties are reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to properties held for sale.

     In April, 2000, the Partnership's properties were put on the market and the General Partners began actively soliciting offers. On September 26, 2000, the Partnership sold Mountain View Plaza to an unrelated third party purchaser for a total price of $7,420,000. After reduction for the collection of the straight line rent receivable of $131,132 and $323,334 estimated sales costs, the sale resulted in net sales proceeds of $6,965,534. Offers have been received for Castle Oaks Village and Tower Place Festival, although not under terms which are acceptable to the General Partners. These properties will continue to be actively marketed for sale.

     As of September 30, 2000, the Partnership had cash and cash equivalents of $10,255,784. Such amounts represent cash generated from operations, the sale of Mountain View Plaza and working capital reserves. The increase in cash and cash equivalents is due to the receipt of approximately $2,200,000 received by Tower Place Joint Venture from General Cinema as consideration for the termination of its lease at Tower Place Festival Shopping Center and $6,965,534 of net sales proceeds from the sale of Mountain View Plaza.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At September 30, 2000 and December 31, 1999, there were 96,633 and $414,813, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies) and interest receivable on short-term investments. The decrease in accounts receivable of $366,332 from December 31, 1999 to September 30, 2000 is primarily due to the collection in February, 2000, of $197,957 of the receivable for accrued rent related to the General Cinema lease at Tower Place Festival Shopping Center as part of the termination fee paid by General Cinema to Tower Place Joint Venture, and the collection in September, 2000, of $131,132 of the receivable for accrued rent related to the sale of Mountain View Plaza. As of September 30, 2000 and December 31, 1999, the Partnership had allowances of $3,677 and $6,568, respectively, for uncollectible accounts receivable.

     The decrease of $93,406 in accrued property taxes from December 31, 1999 to September 30, 2000 is primarily due to the payment of 1999 property taxes for the Partnership's properties and the payment of the 2000 property taxes on Mountain View Plaza in September, 2000 offset by the accrual of 2000 property taxes for Castle Oaks Village and Tower Place Festival.

     During the three months ended September 30, 2000, the Partnership made Cash Distributions from Operations totaling $648,069 relating to the three month period ended June 30, 2000. Subsequent to September 30, 2000, the Partnership made Cash Distributions from Operations of $2,250,000 relating to the three months ended September 30, 2000. The Partnership also made a Cash Distribution from Sales or Refinancings of $4,989,621 subsequent to September 30, 2000 relating to the sale of Mountain View Plaza. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties, the sale of Mountain View Plaza and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's remaining properties.

Results of Operations

     Rental income decreased $410,169 (17%) for the nine months ended September 30, 2000 as compared to the same period in 2000. The following information details the rental income generated, bad debt expense incurred and average occupancy for the periods shown for the Partnership's properties.

                                           Three Months Ended            Nine Months Ended
                                             September 30,                 September 30,
                                         ----------------------      -------------------------
                                           2000          1999          2000           1999
                                         --------      --------      --------      -----------
Mountain View Plaza Shopping Center
   Rental income                         $313,764      $258,878      $856,323      $   737,277
   Bad debt expense (recovery)                -0-           -0-           -0-             (185)
   Average occupancy                          100%           97%          100%              97%

Castle Oaks Village Shopping Center
   Rental income                         $105,277      $106,261      $315,254      $   358,849
   Bad debt expense (recovery)                -0-           -0-         2,276              -0-
   Average occupancy                           84%           87%           83%              91%

Tower Place Festival Shopping Center
   Rental income                         $274,964      $448,250      $889,002      $ 1,374,622
   Gain on termination of lease               -0-            0-       898,562              -0-
   Bad debt expense (recovery)                 26           918        10,264              918
   Average occupancy                           77%           98%           77%              98%

     Rental income at Mountain View Plaza in Scottsdale, Arizona increased $119,046 for the nine months ended September 30, 2000 as compared to the same period in 1999 due to higher occupancy, higher rental rates and higher tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs offset by four less days of rental income. The property was sold on September 26, 2000.

     Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas decreased $43,595 for the nine months ended September 30, 2000 as compared to the same period in 1999 primarily due to lower occupancy and lower tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

     Occupancy at Castle Oaks averaged 84% for the quarter, unchanged from the previous quarter. One tenant who occupies 4,500 square feet renewed its lease for five years. In July, plumbing and sewer line repairs were completed at the property.

     Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina decreased $485,620 for the nine months ended September 30, 2000 as compared to the same period in 1999 primarily due to lower occupancy. General Cinema, which occupied approximately 28% of the total leaseable space at Tower Place, terminated its lease on February 14, 2000, after payment of approximately $2,200,000 as consideration for the termination of its lease. Pursuant to a lease with Bally Total Fitness Corporation signed on February 14, 2000, a new Bally facility is being constructed on the site previously occupied by the theater. The addition of the Bally Total Fitness facility and the 6,500 square feet of retail space are anticipated to enhance the value of the shopping center which is currently being marketed for sale.

     Occupancy at Tower Place averaged 77% for the third quarter, a one percent increase over the previous quarter. Construction continued on the space that will be occupied by Bally Total Fitness, and it is anticipated that they will open for business in the first quarter of 2001. Subsequent to the end of the third quarter of 2000, a lease was signed for the 9,600 square foot space previously occupied by Famous Footwear. This tenant will begin paying rent in January 2001. A tenant who occupied 1,600 square feet vacated its space prior to the expiration of its lease.

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

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses increased $36,997 for the nine months ended September 30, 2000 as compared to the same period in 1999 primarily because of higher repair and maintenance costs at each of the Partnership's properties and higher pest control costs at Mountain View. Mountain View's total operating expenses increased, with increases in repair and maintenance costs, leasing and promotion costs, property management fees and pest control costs being partially offset by lower legal fees. Mountain View's increased operating expenses were reimbursed by the purchaser of the property as part of the pro-rations made at closing of the sale. This reimbursement is reflected in the increased rent income for the nine months ended September 30, 2000 described above. Castle Oaks' total operating expenses increased primarily due to higher repair and maintenance costs, landscaping costs and legal fees. Tower Place's total operating expenses decreased, with decreases in property management fees being partially offset by increases in legal fees.

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to MIP II. General and administrative expenses increased $31,106 for the nine months ended September 30, 2000 as compared to the same period in 1999 primarily due to increases in accounting and legal fees, investor services costs, telephone expenses and salaries and benefits.

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

              3f Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3f to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

              3g Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3g to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

              3h Amendment to Amended and Restated Certificate and Agreement of Limited Partnership, dated March 22, 2000. Reference is made to Exhibit 3h to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

              10a Purchase and Sale Agreement dated effective as of July 12, 2000 by and between the Partnership and Central One, Inc. and James H. Kaufman, as tenants in common. Reference is made to exhibit 10.1 to the September 26, 2000, Form 8-K filed with the Securities and Exchange Commission on October 11, 2000. (File No. 0-14105)

              10b Amendment to Purchase and Sale Agreement dated July 27, 2000 by and between the Partnership and Central One, Inc. and James H. Kaufman, as tenants in common. Reference is made to exhibit 10.2 to the September 26, 2000, Form 8-K filed with the Securities and Exchange Commission on October 11, 2000. (File No. 0-14105)

              10c Second Amendment to Purchase and Sale Agreement dated September 19, 2000 by and between the Partnership and Central One, Inc. and James H. Kaufman, as tenants in common. Reference is made to exhibit 10.3 to the September 26, 2000, Form 8-K filed with the Securities and Exchange Commission on October, 11, 2000. (File No. 0-14105)

              27    Financial Data Schedule. Filed herewith.

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

     (b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

              Form 8-K, reporting under Item 2, the sale of Mountain View Plaza Shopping Center in Scottsdale, Arizona on September 26, 2000, filed with the Securities and Exchange Commission on October 11, 2000. (File No. 0-14105)

                                   SIGNATURES

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


                                         MURRAY INCOME PROPERTIES I, LTD.

                                         By: Murray Realty Investors VIII, Inc.
                                             A General Partner



Date:  November 9, 2000                  By: /s/ Mitchell Armstrong
                                             -----------------------------------
                                             Mitchell Armstrong
                                             President
                                             Chief Financial Officer

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

        10a Purchase and Sale Agreement dated effective as of July 12, 2000 by and between the Partnership and Central One, Inc. and James
                H. Kaufman, as tenants in common. Reference is made to exhibit
                10.1 to the September 26, 2000, Form 8-K filed with the
                Securities and Exchange Commission on October 11, 2000. (File
                No. 0-14105)

        10b Amendment to Purchase and Sale Agreement dated July 27, 2000 by and between the Partnership and Central One, Inc. and James H.
                Kaufman, as tenants in common. Reference is made to exhibit 10.2 to the September 26, 2000, Form 8-K filed with the Securities and Exchange Commission on October 11, 2000. (File No. 0-14105)

        10c     Second Amendment to Purchase and Sale Agreement dated September
                19, 2000 by and between the Partnership and Central One, Inc.
                and James H. Kaufman, as tenants in common. Reference is made to exhibit 10.3 to the September 26, 2000, Form 8-K filed with the Securities and Exchange Commission on October 11, 2000. (File
                No. 0-14105)

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