Form 10-K405
period 2000-12-31
MURRAY INCOME PROPERTIES I LTD
filed 2001-03-27
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K


(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 2000


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

                                     PART I

                                                                                Page
                                                                                ----
Item 1.   Business                                                                1

Item 2.   Properties                                                              2

Item 3.   Legal Proceedings                                                       3

Item 4.   Submission of Matters to a Vote of Security Holders                     3

                                     PART II

Item 5.   Market for the Partnership's Limited Partnership
          Interests and Related Security Holder Matters                           4

Item 6.   Selected Financial Data                                                 4

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                     5

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk               8

Item 8.   Financial Statements and Supplementary Data                             9

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                    21

                                    PART III

Item 10.  Directors and Executive Officers of the Partnership                    22

Item 11.  Executive Compensation                                                 23

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                         24

Item 13.  Certain Relationships and Related Transactions                         24

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                                    25

Signatures                                                                       32

Index to Exhibits                                                                33

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

        The Partnership acquired its first shopping center, Mountain View Plaza ("Mountain View"), in 1985, and its second shopping center, Castle Oaks Village ("Castle Oaks"), in 1986. The Partnership also in 1986 acquired an 85% interest in Tower Place Joint Venture, which owns Tower Place Festival Shopping Center ("Tower Place"). The remaining 15% interest in the joint venture is owned by Murray Income Properties II, Ltd. ("MIP II"), a publicly-registered real estate limited partnership, the general partners of which are affiliates of the General Partners. All acquisitions were paid for in cash. For a more detailed description of the joint venture interest and the properties owned by the Partnership, see "Item 2. Properties".

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

        On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale, sold Mountain View during 2000, and continues to operate until such time as the remaining properties are sold. If the Partnership is successful in selling the properties, the Partnership will be liquidated and dissolved.

        Mountain View Plaza Shopping Center. On September 26, 2000, pursuant to a Purchase and Sale Agreement dated effective as of July 12, 2000, the Partnership sold Mountain View, located in Scottsdale, Arizona, for a sales price of $7,420,000 in cash. The Partnership recorded a gain on sale in the amount of $1,850,602 related to this sale.

        Castle Oaks Village Shopping Center. At December 31, 2000, Castle Oaks was 84% leased. One tenant, Razmiko's Ltd., leases 13.4% of the total rentable space of the property. This lease expires on September 30, 2005. At December 31, 1999, Castle Oaks was 81% leased.

        Castle Oaks is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                     Rentable          Percent Leased at
Property             Square Feet       December 31, 2000
--------             -----------       -----------------
    1                  98,227                   50%
    2                  49,000                  100%
    3                  13,000                   82%

        Tower Place Festival Shopping Center. At December 31, 2000, Tower Place was 93% leased. One tenant, Bally Total Fitness, leases 22.4% of the total rentable space of the property and another, J&K Cafeterias, leases 10.5% of the total rentable space. The Bally lease expires on April 30, 2016 with the tenant having the option to extend the term of the lease for three successive terms of five years each. The J&K Cafeterias lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 1999, Tower Place was 86% leased.

        Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                      Rentable         Percent Leased at
Property             Square Feet       December 31, 2000
--------             -----------       -----------------
    1                 251,829                   83%
    2                  45,746                  100%
    3                  58,000                  100%

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

ITEM 2. PROPERTIES.

        The Partnership owns the properties described below:

    Location                 Description of Property

    San Antonio, Texas       Castle Oaks Village Shopping Center
                             A 33,435 square foot shopping center situated on
                             3.013 acres. At December 31, 2000, Castle Oaks was
                             84% leased at an average annual lease rate of $11.94. Lease rates range from $9.00 to $13.20 per square foot.

        The Partnership also owns an 85% interest in Tower Place Joint Venture which owns the property described below:

    Pineville (Charlotte),   Tower Place Festival Shopping Center
      North Carolina         A 114,977 square foot shopping center
                             situated on 10.777 acres. At December 31, 2000,
                             Tower Place was 93% leased at an average annual lease rate of $14.05. Lease rental rates range from $9.00 to $18.00 per square foot.

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

        At December 31, 2000, there were 2,162 record holders, owning an aggregate of 28,227 Interests.

        The Partnership made its initial Cash Distribution from Operations following the quarter ended March 31, 1985, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Limited Partnership Interest during the period from January 1, 1996 to December 31, 2000. Of the $294.95 per Limited Partnership Interest distributed during calendar year 2000, $175.00 represents a distribution of net proceeds from sales, and $119.95 represents a distribution from operations. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis while it markets the properties for sale.

ITEM 6. SELECTED FINANCIAL DATA.

                                                     For Years Ended December 31,
                           -------------------------------------------------------------------------------
                              2000             1999             1998             1997             1996
                           -----------      -----------      -----------      -----------      -----------
Income                     $ 5,482,302      $ 3,328,988      $ 3,271,883      $ 3,298,152      $ 3,052,985
Earnings Before
  Minority Interest          3,960,136        1,300,528        1,256,104        1,275,571        1,037,019
Minority Interest
  In Joint Venture's
  Earnings                     267,270          137,992          140,298          135,394          132,060
Net Earnings                 3,692,866        1,162,536        1,115,806        1,140,177          904,959
Basic earnings per
  Limited Partnership
  Interest*                     110.89            40.36            38.74            39.59            31.42
Distributions per
  Limited Partnership
  Interest*                     294.95            60.00            60.00            58.13            50.00
Total Assets at
  Year End                 $13,264,355      $18,039,946      $18,661,233      $19,350,195      $19,993,931

* Based on Limited Partnership Interests outstanding at year-end and net earnings or distributions allocated to the Limited Partners.

        The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

        On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale and continues to operate until such time as the properties are sold.

        In April 2000, the Partnership's properties were put on the market and the General Partners began actively soliciting offers. On September 26, 2000, the Partnership sold Mountain View to an unrelated third party purchaser for a total price of $7,420,000. After reductions for the collection of the straight line rent receivable of $131,132 and sales costs of $280,425, the sale resulted in net sales proceeds of $7,008,443. The Partnership recorded a gain on sale in the amount of $1,850,602 related to this sale.

        If the Partnership is successful in selling the properties, the Partnership will be liquidated and dissolved. Effective March 10, 2000, the Partnership's properties are reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to properties held for sale.

        As of December 31, 2000, the Partnership had cash and cash equivalents of $2,174,211. Such amounts represent cash generated from operations and working capital reserves.

        A decrease in properties held for sale of $8,895,406 from December 31, 1999 to December 31, 2000 is primarily due to the sale of Mountain View offset by an increase in construction in progress at Tower Place related to the new Bally Total Fitness facility.

        Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At December 31, 2000 and December 31, 1999, there were $107,083 and $414,813, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. The decrease from December 31, 1999 to December 31, 2000 in accounts receivable (before bad debts) of $372,862 is primarily due to the collection in February 2000 of $197,957 of the receivable for accrued rent related to the General Cinema lease at Tower Place as part of the termination fee paid by General Cinema to Tower Place Joint Venture, and the collection in September 2000, of $131,132 of the receivable for accrued rent related to the sale of Mountain View. As of December 31, 1999, the Partnership had allowances of $6,568 for uncollectible accounts receivable. No such allowances were recorded at December 31, 2000.

        Other assets consist primarily of deferred leasing costs. The increase in other assets of $189,455 (exclusive of amortization) is primarily due to an increase in leasing commissions paid at Tower Place and Castle Oaks and deferred costs related to property sales efforts.

        During the year ended December 31, 2000, the Partnership made Cash Distributions from Operations totaling $3,762,160 and Cash Distributions from Sales or Refinancings totaling $4,989,621. Subsequent to December 31, 2000, the Partnership made a Cash Distribution from Operations of $258,748 relating to the three months ended December 31, 2000. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties, the sale of Mountain View and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

        Future liquidity is currently expected to result from cash generated from the operations of the Partnership's properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's properties.

Results of Operations

        Rental income decreased $753,136 (23%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Rental income increased $53,434 (2%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 2000, December 31, 1999 and December 31, 1998, respectively, for each of the Partnership's properties:

                                                  For the years ended December 31,
                                          ------------------------------------------------
                                             2000              1999               1998
                                          -----------       -----------        -----------
Mountain View Plaza Shopping Center
    Rental income                         $   859,953       $   969,158        $   963,180
    Bad debt expense (recovery)                 3,652              (185)             6,191
    Average occupancy                             100%               97%                98%

Castle Oaks Village Shopping Center
    Rental income                         $   421,253       $   461,712        $   430,721
    Bad debt expense (recovery)                 2,276               -0-             (1,938)
    Average occupancy                              84%               89%                92%

Tower Place Festival Shopping Center
    Rental income                         $ 1,200,117       $ 1,803,589        $ 1,787,124
    Gain on termination of lease              898,562               -0-                -0-
    Bad debt expense (recovery)                 6,587             8,799                448
    Average occupancy                              78%               95%                96%

        Rental income at Mountain View decreased $109,205 (11%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 due to the fact that the property was sold on September 21, 2000. Thus, during 2000, this property reflects only nine months of income. Rental income at Mountain View increased $5,978 (1%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998 due to higher rental rates.

        Rental income at Castle Oaks decreased $40,459 (9%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily due to lower occupancy and lower tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs. Rental income at Castle Oaks increased $30,991 (7%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily due to an increase in rental rates and higher tenant reimbursements for common area maintenance costs and real estate taxes.

        Castle Oaks averaged 84% occupancy for the year, a five percent decrease from the previous year. One new tenant who signed a lease for 932 square feet took occupancy of its space in March. A tenant who occupies 4,500 square feet renewed its lease for five years. During the year repairs were completed to the pylon sign, plumbing and landscape islands. At December 31, 2000 Castle Oaks was 84% leased.

        Rental income at Tower Place decreased $603,472 (33%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily due to lower occupancy and lower tenant reimbursements for common area maintenance costs, real estate taxes, and insurance costs. General Cinema, which occupied 28% of the total leaseable space at Tower Place, terminated its lease on February 14, 2000, after payment of approximately $2,200,000, as consideration for the termination of its lease. The Partnership recorded a gain on termination of the lease of $898,562. Pursuant to a lease with Bally Total Fitness Corporation signed on February 14, 2000, a new Bally Total Fitness facility is being constructed on the site previously occupied by the theater. Bally will begin paying rent on April 10, 2001 and is expected to open for business during the second quarter. In addition to the Bally Total Fitness facility, approximately 6,500 square feet of new retail space is being constructed on the site previously occupied by the theater. Rental income at Tower Place increased $16,465 (1%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998, with increases in rental rates offset by decreases in tenant reimbursements for common area maintenance costs. The increase is also due to the receipt of a lease termination fee from a tenant who elected, pursuant to its lease, to terminate its lease.

        Tower Place averaged 78% occupancy for the year ended December 31, 2000, a 17% decrease from the previous year. In February, a lease was signed with Bally Total Fitness who will occupy 25,728 square feet on the site previously occupied by General Cinema. Construction of the Bally space, along with an additional 6,480 square feet of retail space, has been completed and Bally is currently building out the interior of the space. One tenant who occupied 3,287 square feet vacated its space upon expiration of its lease. This space, along with an adjacent space containing 1,604 square feet, was leased to a new tenant who took occupancy in November. Two new leases totaling 10,650 square feet were signed and both tenants took occupancy in 2000. Two new leases totaling 2,170 square feet were signed and both tenants took occupancy in 2001. During the year four tenants who occupy a total of 7,420 square feet renewed their leases for three years and one tenant who occupies 2,670 square feet renewed its lease for five years. Building and parking lot repairs were completed and all of the parking lot pole lights were re-lamped. At December 31, 2000 Tower Place was 93% leased.

        Interest income of the Partnership increased $157,286 (166%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily due to larger balances of invested funds. The increased balance in invested funds occurred due to investing the proceeds of the net sales proceeds from the sale of Mountain View and the proceeds of the termination fee received from General Cinema at Tower Place prior to the distribution to the partners made on November 15, 2000. Interest income of the Partnership increased $3,671 (4%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily due to larger balances of invested funds.

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

        Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses decreased $80,372 (9%) for the year ended December 31, 2000 as compared to the previous year primarily due to lower operating costs at Mountain View due to its being sold on September 26, 2000 and lower repair and maintenance costs, property management fees and amortization of deferred leasing costs at Tower Place. Mountain View's total operating expense decreased $41,478 (13%) primarily due to the fact that the property was sold during the year. Castle Oaks' total operating expenses increased $17,386 (12%) primarily due to higher repair and maintenance costs, pest control, landscaping costs and legal fees. Tower Place's total operating expenses decreased $56,280 (14%), with decreases in repair and maintenance costs, landscaping costs, property management fees and amortization of deferred leasing costs partially offset by higher legal expenses and leasing and promotion costs.

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

        General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses increased $264,430 (86%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999. During 2000, the Partnership accrued $235,000 related to severance benefits to be paid to Partnership employees once their services are no longer required. Also, accounting and legal fees, investor services fees and telephone costs increased due to the marketing efforts to sell the Partnership's properties and the distribution of the net sales proceeds from the sale of Mountain View.

        General and administrative expenses increased $3,845 (1%) for the year ended December 31, 1999 as compared to the year ended December 31, 1998 primarily due to increases in salaries and benefits, travel and entertainment expenses, and seminars and education costs offset by decreases in legal fees and investor services costs.

        Bad debt expenses increased $3,901 for the year ended December 31, 2000 as compared to the same period in 1999 with small bad debts at each of the Partnership's properties. Bad debt expenses increased $3,913 for the year ended December 31, 1999 as compared to the same period in 1998 with bad debts at Tower Place being offset by recoveries at Mountain View.

        The effect of inflation on results of operations for the years ended December 31, 2000, 1999, and 1998 was not significant.

        Words or phrases when used in the Form 10-K or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes" or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

        The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits. The carrying amounts of these instruments approximate fair value due to the short-term nature of these instruments. Therefore, the Partnership believes it is relatively unaffected by interest rate changes or other market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following financial statements are filed as part of this report:

                                                                                      Page
                                                                                     Number
                                                                                     ------
Independent Auditors' Report                                                            10

Consolidated Balance Sheets -- December 31, 2000 and 1999                               11

Consolidated Statements of Earnings -- Years ended
    December 31, 2000, 1999, and 1998                                                   12

Consolidated Statements of Changes in Partners' Equity --
    Years ended December 31, 2000, 1999, and 1998                                       13

Consolidated Statements of Cash Flows -- Years ended
    December 31, 2000, 1999 and 1998                                                    14

Notes to Consolidated Financial Statements                                           15-20

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties I, Ltd.:

We have audited the accompanying consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties I, Ltd. and consolidated joint venture as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                        KPMG LLP


Dallas, Texas
February 6, 2001

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


                                                          2000               1999
                                                      ------------       ------------
ASSETS

Properties held for sale (note 3):
    Land                                              $  3,427,563       $  6,232,801
    Buildings and improvements                          14,399,997         20,490,165
                                                      ------------       ------------
                                                        17,827,560         26,722,966
    Less accumulated depreciation                        7,334,946         11,446,824
                                                      ------------       ------------
      Net properties held for sale                      10,492,614         15,276,142
Cash and cash equivalents                                2,174,211          1,835,163
Accounts receivable, net of allowances of
    $6,568 in 1999                                         250,095            635,472
Other assets, at cost, net of accumulated
    amortization of $504,409 and $636,144 in
    2000 and 1999, respectively                            347,435            293,169
                                                      ------------       ------------
                                                      $ 13,264,355       $ 18,039,946
                                                      ============       ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                      $     77,186       $     34,880
Accrued property taxes                                     160,033            213,431
Security deposits and other liabilities                    335,608            165,484
                                                      ------------       ------------
           Total liabilities                               572,827            413,795
                                                      ------------       ------------


Minority interest in joint venture (note 3)              1,362,094          1,237,802
                                                      ------------       ------------

Partners' equity:
    General Partners:
      Capital contributions                                  1,000              1,000
      Cumulative net earnings                              826,046            263,173
      Cumulative cash distributions                       (862,074)          (435,962)
                                                      ------------       ------------
                                                           (35,028)          (171,789)
                                                      ------------       ------------

Limited Partners (28,227 Interests):
    Capital contributions, net of offering costs        24,570,092         24,570,092
    Cumulative net earnings                             16,482,217         13,352,224
    Cumulative cash distributions                      (29,687,847)       (21,362,178)
                                                      ------------       ------------
                                                        11,364,462         16,560,138
                                                      ------------       ------------
           Total partners' equity                       11,329,434         16,388,349
                                                      ------------       ------------
                                                      $ 13,264,355       $ 18,039,946
                                                      ============       ============

See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                       Years Ended December 31,
                                               ------------------------------------------
                                                  2000            1999            1998
                                               ----------      ----------      ----------
INCOME:
    Rental (note 3)                            $2,481,323      $3,234,459      $3,181,025
    Interest                                      251,815          94,529          90,858
    Gain on termination of lease (note 4)         898,562             -0-             -0-
    Gain on sale of property (note 3)           1,850,602             -0-             -0-
                                               ----------      ----------      ----------
                                                5,482,302       3,328,988       3,271,883
                                               ----------      ----------      ----------

EXPENSES:
    Depreciation                                  134,102         828,355         838,837
    Property operating                            804,554         884,926         869,521
    General and administrative                    570,995         306,565         302,720
    Bad debts (recoveries), net                    12,515           8,614           4,701
                                               ----------      ----------      ----------
                                                1,522,166       2,028,460       2,015,779
                                               ----------      ----------      ----------

      Earnings before minority interest         3,960,136       1,300,528       1,256,104

Minority interest in joint venture's
    earnings (note 3)                             267,270         137,992         140,298
                                               ----------      ----------      ----------
      Net earnings                             $3,692,866      $1,162,536      $1,115,806
                                               ==========      ==========      ==========

Basic earnings per limited partnership
    interest                                   $   110.89      $    40.36      $    38.74
                                               ==========      ==========      ==========


See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                    General           Limited
                                                   Partners           Partners             Total
                                                 ------------       ------------       ------------
YEAR ENDED DECEMBER 31, 1998:

    Balance at December 31, 1997                 $   (148,228)      $ 17,714,604       $ 17,566,376
    Net earnings                                       22,316          1,093,490          1,115,806
    Cash distributions ($60.00 per limited
      partnership interest)                           (34,564)        (1,693,621)        (1,728,185)
                                                 ------------       ------------       ------------
    Balance at December 31, 1998                 $   (160,476)      $ 17,114,473       $ 16,953,997
                                                 ------------       ------------       ------------

YEAR ENDED DECEMBER 31, 1999:

    Net earnings                                       23,251          1,139,285          1,162,536
    Cash distributions ($60.00 per limited
      partnership interest)                           (34,564)        (1,693,620)        (1,728,184)
                                                 ------------       ------------       ------------
    Balance at December 31, 1999                 $   (171,789)      $ 16,560,138       $ 16,388,349
                                                 ------------       ------------       ------------

YEAR ENDED DECEMBER 31, 2000:

    Net earnings                                      562,873          3,129,993          3,692,866
    Cash distributions ($294.95 per limited
      partnership interest including
      $175.00 in distributions of net
      sales proceeds)                                (426,112)        (8,325,669)        (8,751,781)
                                                 ------------       ------------       ------------
    Balance at December 31, 2000                 $    (35,028)      $ 11,364,462       $ 11,329,434
                                                 ============       ============       ============

See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Years ended December 31,
                                                           -----------------------------------------------
                                                               2000              1999              1998
                                                           -----------       -----------       -----------
Cash flows from operating activities:
  Net earnings                                             $ 3,692,866       $ 1,162,536       $ 1,115,806
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Bad debts, net                                            12,515             8,614             4,701
      Depreciation                                             134,102           828,355           838,837
      Amortization of other assets                              58,709            68,693            74,976
      Gain on sale of property held for sale                (1,850,602)              -0-               -0-
      Gain on termination of lease                            (898,562)              -0-               -0-
      Proceeds from termination of lease                     2,206,834               -0-               -0-
      Minority interest in joint venture's earnings            267,270           137,992           140,298
      Change in assets and liabilities:
        Accounts receivable                                    174,906            (2,279)           66,421
        Other assets                                          (189,455)         (154,932)          (37,238)
        Accounts payable                                        42,306            21,713              (331)
        Accrued property taxes and security deposits           116,726             6,356            (6,550)
                                                           -----------       -----------       -----------
         Net cash provided by operating activities           3,767,615         2,077,048         2,196,920
                                                           -----------       -----------       -----------


Cash flows from investing activities:
  Additions to properties held for sale                     (1,542,251)         (100,766)          (70,216)
  Net proceeds from sale of property                         7,008,443               -0-               -0-
    Net cash provided by (used in) investment              -----------       -----------       -----------
         activities                                          5,466,192          (100,766)          (70,216)
                                                           -----------       -----------       -----------

Cash flows from financing activities:
  Distributions to minority interest in joint venture         (441,750)         (221,700)         (210,000)
  Capital contribution received from minority
    investor in joint venture                                  298,772               -0-               -0-
  Cash distributions                                        (8,751,781)       (1,728,184)       (1,728,185)
                                                           -----------       -----------       -----------
    Net cash used in financing activities                   (8,894,759)       (1,949,884)       (1,938,185)
                                                           -----------       -----------       -----------

Net increase in cash and cash equivalents                      339,048            26,398           188,519
Cash and cash equivalents at beginning of year               1,835,163         1,808,765         1,620,246
                                                           -----------       -----------       -----------
Cash and cash equivalents at end of year                   $ 2,174,211       $ 1,835,163       $ 1,808,765
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

                           DECEMBER 31, 2000 AND 1999


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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

        On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale, sold one property and continues to operate until such time as the remaining properties are sold. If the Partnership is successful in selling the remaining properties, the Partnership will be liquidated and dissolved. Effective March 10, 2000, the Partnership's properties are reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of its properties, and no adjustment was made to account for the reclassification to properties held for sale.

        Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 2000 and 1999, there were $107,083 and $414,813, respectively, of accounts receivable related to such accruals.

        Other assets consist primarily of deferred leasing costs, which are amortized using the straight line method over the lives of the related leases.




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

        The Partnership periodically reevaluates the propriety of the carrying amounts of investment properties to determine whether current events and circumstances warrant an adjustment to such carrying amounts. Such evaluations are performed utilizing estimated fair values less cost to sell. In the event the carrying value of an individual property exceeds expected future undiscounted cash flows, the property is written down to the most recently appraised value. Since inception of the Partnership, none of the Partnership's properties have required write downs.

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

        The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 2000 and 1999. For cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

3.      PROPERTIES HELD FOR SALE

        On September 26, 2000, the Partnership sold Mountain View Plaza, located in Scottsdale, Arizona, for a sales price of $7,420,000. After reductions for the collection of the straight line rent receivable of $131,132 and sales costs of $280,425, the sale resulted in net sales proceeds of $7,008,443. The Partnership recorded a gain on sale in the amount of $1,850,602 related to this sale.

        The Partnership continues to own and operate Castle Oaks Village, a shopping center located in Castle Hills (San Antonio), Texas. In addition, the Partnership owns an 85% interest in Tower Place Joint Venture, a joint venture which owns Tower Place located in Pineville (Charlotte), North Carolina. The remaining 15% interest in the joint venture is owned by Murray Income Properties II, Ltd. (MIP II), an affiliated real estate limited partnership. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 85% ownership interest in the joint venture.

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

        The Partnership had no outstanding receivable balances at December 31, 2000 or 1999, which, individually, exceeded 5% of the Partnership's total assets.

        Rental income from a major customer was approximately $448,000 for the year ended December 31, 1999.

        Operating leases with tenants range in terms from two to 20 years. Fixed minimum future rentals under existing leases at December 31, 2000 are as follows:

    Year ending December 31:

             2001                 $1,566,383
             2002                  1,470,871
             2003                  1,137,093
             2004                    850,995
             2005                    633,129
             Thereafter            3,954,852
                                  ----------
                                  $9,613,323
                                  ==========

        Rental income includes $551,597, $586,796, and $582,566 in 2000, 1999, and 1998, respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.

4.      GAIN ON TERMINATION OF LEASE

        On February 14, 2000, the Partnership executed a lease termination agreement with General Cinema at Tower Place. Pursuant to this agreement, General Cinema paid Tower Place Joint Venture a termination fee of $2,206,834 as consideration for the Joint Venture releasing the tenant from its future lease obligations, including $197,957 of straight line rent receivable. In conjunction with the termination, the Joint Venture retired the net book value of the theater and related assets of $1,110,315, which was demolished. The Partnership recorded a gain on termination of the lease of $898,562 during the year ended December 31, 2000. Pursuant to a lease with Bally Total Fitness Corporation signed February 14, 2000, a new Bally facility is being constructed on the site previously occupied by the theater. The addition of the Bally Total Fitness facility and approximately 6,500 square feet of additional retail space are anticipated to enhance the value of the shopping center which is currently being marketed for sale.




                                                                       Continued

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RECONCILIATION OF CONSOLIDATED FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

        Reconciliation of consolidated financial statement net earnings to Federal income tax basis net earnings is as follows:


                                                                         Years Ended December 31,
                                                            -----------------------------------------------
                                                               2000              1999              1998
                                                            -----------       -----------       -----------
Net earnings -- financial statement basis                   $ 3,692,866       $ 1,162,536       $ 1,115,806
                                                            -----------       -----------       -----------
  Financial statement basis depreciation/amortization
    over (under) tax basis depreciation/amortization           (231,790)           20,343            31,056
  Financial statement basis rental income
    under (over) tax basis rental income                         (3,118)           (7,887)           13,062
  Financial statement basis joint venture earnings
    under tax basis joint venture earnings                      835,734            68,320            23,381
  Financial statement basis general and administrative
    expenses over tax basis general and administrative
    expenses                                                    235,000               -0-               -0-
  Financial statement gain on sale of property under
    tax basis gain on sale of property                          679,373               -0-               -0-
                                                            -----------       -----------       -----------
Sub-total                                                     1,515,199            80,776            67,499
                                                            -----------       -----------       -----------
Net earnings -- Federal income tax basis                    $ 5,208,065       $ 1,243,312       $ 1,183,305
                                                            ===========       ===========       ===========

        Reconciliation of consolidated financial statement partners' equity to Federal income tax basis partners' equity is as follows:


                                                                                           December 31,
                                                                     --------------------------------------------------
                                                                         2000               1999               1998
                                                                     ------------       ------------       ------------
Total partners' equity -- financial statement basis                   $11,329,434        $16,388,349        $16,953,997
    Current year financial statement net earnings
      under tax basis net earnings                                      1,515,199             80,776             67,499
    Cumulative prior years financial statement net
      earnings over tax basis net earnings                             (1,000,494)        (1,081,270)        (1,148,769)
                                                                     ------------       ------------       ------------
  Total partners' equity -- Federal income tax basis                  $11,844,139       $ 15,387,855       $ 15,872,727
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

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      SELECTED QUARTERLY FINANCIAL DATA, (UNAUDITED)

                                                                             Quarter Ended
                                                     ----------------------------------------------------------
                                                      March 31        June 30       September 30    December 31
                                                     ----------      ----------     ------------    -----------
Year Ended December 31, 2000:
Income                                               $1,667,418      $  691,210      $2,560,964      $  562,710
Earnings from continuing operations                   1,036,271         333,353       2,244,718          78,524
Net earnings                                          1,036,271         333,353       2,244,718          78,524
Basic earnings per limited partnership interest      $    35.98      $    11.57      $    63.46      $    (0.12)

Year Ended December 31, 1999:
Income                                               $  852,947      $  847,922      $  838,448      $  789,671
Earnings from continuing operations                     304,065         314,265         324,324         219,882
Net earnings                                            304,065         314,265         324,324         219,882
Basic earnings per limited partnership interest      $    10.56      $    10.91      $    11.26      $     7.63

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

Crozier Partners VIII, Ltd., General Partner

        Jack E. Crozier, 72, General Partner. From 1954 through July 1990, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1989 he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets. He is a consultant to several companies.

Murray Realty Investors VIII, Inc., Corporate General Partner

        The directors and executive officers of Murray Realty Investors VIII, Inc. are:

        Mitchell L. Armstrong, 50, President and Director. Mr. Armstrong became President of Murray Realty Investors VIII, Inc. on November 15, 1989. From September 1984 to November 15, 1989, he was Senior Vice President -- Product Development of Murray Realty Investors, Inc. and Murray Property Investors, and Vice President -- Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins and Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants and a member of the Institute of Certified Financial Planners.

        W. Brent Buck, 45, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors VIII, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership, except for Mountain View Plaza Shopping Center. Since their acquisition to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Mississippi broker's license.

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

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION
                                             ---------------------------------------------
                                                                              All Other
Name and Principal Position                  Year             Salary       Compensation(1)
---------------------------                  ----             ------       ---------------
Mitchell L. Armstrong,                       2000            $61,645           $2,597
    President*                               1999             60,024            2,548
                                             1998             59,079            2,525

W. Brent Buck,                               2000             45,906            1,636
    Executive Vice President*                1999             44,699            1,571
                                             1998             43,995            1,536

* Offices held in Murray Realty Investors VIII, Inc., the Corporate General Partner.

(1) The Partnership provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees. The amounts shown in this column include the following:

        (a) Matching contributions by the Partnership under its SIMPLE-IRA plan which equaled 3% of each employee's covered compensation (salary and term insurance value). During 2000 the Partnership's matching contributions were $1,867 for Mr. Armstrong and $1,386 for Mr. Buck.

        (b) Full premium cost of term insurance that will benefit the executive.

        The Partnership and Murray Income Properties II, Ltd. entered into severance agreements with Mr. Armstrong and Mr. Buck effective September 16, 1996. Pursuant to these agreements, upon the occurrence of specified events, the Partnership will be obligated for forty-seven (47%) of any benefits paid pursuant to the agreements to either Mr. Armstrong or Mr. Buck. The agreement with Mr. Armstrong provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by fifteen (15), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by eighteen
(18). The agreement with Mr. Buck provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by twelve
(12), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by fourteen
(14). As of December 31, 2000, the Partnership has accrued $235,000 related to benefits to be paid to all employees once their services are no longer required, which includes amounts estimated to be paid to Mr. Armstrong and Mr. Buck.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        No person (including any "group" as that term is used in Section 13
(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 2000.

        No General Partner, officer, director or partner of the General Partners beneficially owned or owned of record directly or indirectly any Interest in the Partnership as of December 31, 2000.

        No arrangements are known to the Partnership, which may result in a change of control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        During the year ended December 31, 2000 the Partnership reimbursed Murray Income Properties II, Ltd. ("MIP II") for forty-seven percent (47%) of the costs associated with the management of the Partnership and MIP II. MIP II is a publicly-registered real estate limited partnership the general partners of which are affiliates of the General Partners. The reimbursement has been included in general and administrative expenses.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) 1. Financial Statements -- See Index to Financial Statements in Item 8 of this Form 10-K

            2. Financial Statement Schedules with Independent Auditors' report
               Thereon:

                (i)     Consolidated Valuation and Qualifying Accounts (Schedule
                        II) -- Years ended December 31, 2000, 1999, and 1998.

                (ii) Consolidated Real Estate and Accumulated Depreciation (Schedule III) -- December 31, 2000

        All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

        (b) Reports on Form 8-K filed during the last quarter of the year.

                None

        (c) Exhibits:

                2a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on January 13, 2000. (File No. 0-14105)

                2b Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 9, 2000. (File No. 0-14105)

                2c Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 23, 2000. (File No. 0-14105)

                3a Agreement of Limited Partnership of Murray Income Properties, Ltd. -- 84. Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11 Registration Statement (File No. 2-90016).

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

                3e Amended and Restated Certificate and Agreement of Limited Partnership dated as of April 1, 1985. Reference is made to Exhibit 3e to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

                3f Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3f to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

                3g Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3g to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

                3h Amendment to Amended and Restated Certificate and Agreement of Limited Partnership, dated March 22, 2000. Reference is made to Exhibit 3h to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

                4 Form of Certificate representing Limited Partnership Interest. Reference is made to Exhibit 4 to Amendment No. 1 to Partnership's Form S-11 Registration Statement, filed with the Securities and Exchange Commission on May 17, 1984. (File No. 2-90016)

                10a Lease Modification Agreement No. 3, dated January 3, 2000, with Childtime Childcare, Inc. to lease certain premises as described within the Lease Agreement dated April 11, 1983 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 3h to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

                10b Lease Agreement with General Cinema Corporation of North Carolina to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10o to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

                10c Termination of Lease Agreement with General Cinema Corporation of North Carolina, dated February 11, 2000, terminating the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10c to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

                10d Lease Agreement with Bally Total Fitness Corporation to lease certain premises as described within the Lease Agreement dated February 14, 2000 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

                10e Lease Agreement with J&K Cafeterias to lease certain premises as described in the Lease Agreement dated April 12, 1994 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1995. (File No. 0-14105)

                10f Data Processing System Use Agreement between Murray Income Properties I, Ltd. and The Mavricc Management Systems, Inc. dated September 1, 1998. Reference is made to Exhibit 10d to the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. (File No. 0-14105)

                10g Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated December 2, 2000 at Tower Place Festival Shopping Center. Filed herewith.

                10h Management agreement with Cavender & Hill Properties, Inc. for management and operation services described in the Management Agreement dated June 30, 1996 at Castle Oaks Shopping Center. Reference is made to Exhibit 10a to the 1996 2nd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996. (File No. 0-14105)

                10i Purchase and Sale Agreement dated effective as of July 12, 2000 by and between the Partnership and Central One, Inc. and James H. Kaufman, as tenants in common. Reference is made to exhibit 10.1 to the September 26, 2000, Form 8-K filed with the Securities and Exchange Commission on October 11, 2000. (File No. 0-14105)

                10j Amendment to Purchase and Sale Agreement dated July 27, 2000 by and between the Partnership and Central One, Inc. and James H. Kaufman, as tenants in common. Reference is made to exhibit 10.2 to the September 26, 2000, Form 8-K filed with the Securities and Exchange Commission on October 11, 2000. (File No. 0-14105)

                10k Second Amendment to Purchase and Sale Agreement dated September 19, 2000 by and between the Partnership and Central One, Inc. and James H. Kaufman, as tenants in common. Reference is made to exhibit 10.3 to the September 26, 2000, Form 8-K filed with the Securities and Exchange Commission on October, 11, 2000. (File No. 0-14105)

                10l Lease Agreement with Razmiko's, Ltd. to lease certain premises as described with the Lease Agreement dated August 1, 1995 at Castle Oaks Shopping Center. Reference is made to Exhibit 10m to the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1996. (File No. 0-14105)

                10m First Amendment to Lease Agreement with Razmiko's, Ltd. at Castle Oaks Shopping Center. Filed herewith.

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

                (d) Financial Statement Schedules with Independent Auditors' Report Thereon:

                        (i) Consolidated Valuation and Qualifying Accounts (Schedule II) -- Years ended December 31, 2000, 1999, and 1998.

                        (ii) Consolidated Real Estate and Accumulated Depreciation (Schedule III) -- December 31, 2000.

                All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties I, Ltd.:

Under date of February 6, 2001 we reported on the consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership`s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                        KPMG LLP


Dallas, Texas
February 6, 2001

                                                                     Schedule II

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                    Balance at    Charged to                Balance at
                                     beginning    costs and                   end of
         Description                 of period     expenses    Deductions     period
--------------------------------    ----------    ----------   ----------   ----------
Allowance for doubtful accounts:

    Year ended December 31, 1998      $5,655         4,701       1,680       8,676
                                      ======        ======      ======      ======

    Year ended December 31, 1999      $8,676         8,614      10,722       6,568
                                      ======        ======      ======      ======

    Year ended December 31, 2000      $6,568        12,515      19,083         -0-
                                      ======        ======      ======      ======

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

                                                                    Schedule III

                        MURRAY INCOME PROPERTIES I, LTD.
                             (a limited partnership)
                         AND CONSOLIDATED JOINT VENTURE
              Consolidated Real Estate and Accumulated Depreciation


                                December 31, 2000


                                                                     Costs Capitalized                Gross Amount
                                               Initial Cost             Subsequent                at which carried at
                                             to Partnership(A)        to Acquisition               Close of Period(D)
                                       ---------------------------   -----------------  -------------------------------------------
                                                     Buildings and                                      Buildings and
Description             Encumbrances      Land       Improvements       Improvements        Land        Improvements       Total
-----------             ------------   -----------   -------------   -----------------  -----------     -------------   -----------

Shopping Center
  San Antonio, Texas        $ 0        $ 1,240,051    $ 3,017,075       $   601,323     $ 1,240,051     $ 3,618,398     $ 4,858,449
Shopping Center
  Scottsdale, Arizona       $ 0        $ 2,805,238    $ 4,316,052       $   928,591     $         0     $         0     $         0
Shopping Center
  Pineville
  (Charlotte),
  North Carolina            $ 0        $ 2,187,512    $10,280,876       $ 2,888,498     $ 2,187,512     $10,781,599     $12,969,111
                            ---        -----------    -----------       -----------     -----------     -----------     -----------
                            $ 0        $ 6,232,801    $17,614,003       $ 4,418,412     $ 3,427,563     $14,399,997     $17,827,560
                            ===        ===========    ===========       ===========     ===========     ===========     ===========


                                                                                Life on which
                                                                               Depreciation in
                                                                   Fiscal     Latest Statement
                            Accumulated          Year of            Year         of Earnings
Description                 Depreciation       Construction       Acquired      is Computed
-----------                 ------------       ------------       --------    ----------------
Shopping Center
  San Antonio, Texas
Shopping Center             $ 2,203,586             1985             1986       3-25 YEARS
  Scottsdale, Arizona
Shopping Center             $         0             1983             1985       3-25 YEARS
  Pineville
  (Charlotte),
  North Carolina
                            $ 5,131,360             1982             1986       3-25 YEARS
                            -----------
                            $ 7,334,946
                            ===========


Notes:

(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B)     Reconciliation of real estate owned for 2000, 1999 and 1998:

                                        2000              1999             1998
                                    ------------       -----------      -----------
Balance at beginning of period      $ 26,722,966       $26,622,200      $26,551,984
Additions during period             $  1,542,250       $   100,766      $    70,216
Retirements during period           $(10,437,656)      $         0      $         0
                                    ------------       -----------      -----------
Balance at close of period          $ 17,827,560       $26,722,966      $26,622,200
                                    ============       ===========      ===========

(C)     Reconciliation of accumulated depreciation for 2000, 1999 and 1998:

                                        2000              1999             1998
                                    ------------       -----------      -----------
Balance at beginning of period      $ 11,446,824       $10,618,469      $ 9,779,632
Depreciation expense                $    134,102       $   828,355      $   838,837
Retirements during period           $( 4,245,980)      $         0      $         0
                                    ------------       -----------      -----------
Balance at close of period          $  7,334,946       $11,446,824      $10,618,469
                                    ============       ===========      ===========

(D) The aggregate cost of real estate at December 31, 2000 for Federal income tax purposes is $20,421,770.

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

                                        MURRAY INCOME PROPERTIES I, LTD.

                                        By:   Crozier Partners VIII, Ltd.
                                              a General Partner

Dated:  March 27, 2001                  By:      /s/ Jack E. Crozier
                                           -------------------------------------
                                           Jack E. Crozier
                                           a General Partner

                                        By:   Murray Realty Investors VIII, Inc.
                                              a General Partner

Dated:  March 27, 2001                  By:    /s/ Mitchell Armstrong
                                           -------------------------------------
                                           Mitchell Armstrong
                                           President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        Murray Realty Investors VIII, Inc.
                                        a General Partner

Dated:  March 27, 2001                  By:       /s/ Brent Buck
                                           -------------------------------------
                                           Brent Buck
                                           Executive Vice President
                                           Director

Dated:  March 27, 2001                  By:       /s/ Mitchell Armstrong
                                           -------------------------------------
                                           Mitchell Armstrong
                                           Chief Executive Officer
                                           Chief Financial Officer
                                           Director

                                INDEX TO EXHIBITS

Document

        2a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's
                Schedule 14A, filed with the Securities and Exchange Commission on January 13, 2000. (File No. 0-14105)

        2b Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 9, 2000. (File No. 0-14105)

        2c Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 23, 2000. (File No. 0-14105)

        3a Agreement of Limited Partnership of Murray Income Properties, Ltd. -- 84. Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11 Registration Statement (File No. 2-90016).

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

                Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

        4 Form of Certificate representing Limited Partnership Interest. Reference is made to Exhibit 4 to Amendment No. 1 to Partnership's Form S-11 Registration Statement, filed with the Securities and Exchange Commission on May 17, 1984. (File No. 2-90016)

        10a Lease Modification Agreement No. 3, dated January 3, 2000, with Childtime Childcare, Inc. to lease certain premises as described within the Lease Agreement dated April 11, 1983 at Mountain View Plaza Shopping Center. Reference is made to Exhibit 3h to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

        10b Lease Agreement with General Cinema Corporation of North Carolina to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10o to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

        10c Termination of Lease Agreement with General Cinema Corporation of North Carolina, dated February 11, 2000, terminating the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10c to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

        10d Lease Agreement with Bally Total Fitness Corporation to lease certain premises as described within the Lease Agreement dated February 14, 2000 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

        10e Lease Agreement with J&K Cafeterias to lease certain premises as described in the Lease Agreement dated April 12, 1994 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1995. (File No. 0-14105)

        10f Data Processing System Use Agreement between Murray Income Properties I, Ltd. and The Mavricc Management Systems, Inc. dated September 1, 1998. Reference is made to Exhibit 10d to the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. (File No. 0-14105)

        10g Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated December 2, 2000 at Tower Place Festival Shopping Center. Filed herewith.

        10h Management agreement with Cavender & Hill Properties, Inc. for management and operation services described in the Management Agreement dated June 30, 1996 at Castle Oaks Shopping Center. Reference is made to Exhibit 10a to the 1996 2nd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996. (File No. 0-14105)

        10i Purchase and Sale Agreement dated effective as of July 12, 2000 by and between the Partnership and Central One, Inc. and James
                H. Kaufman, as tenants in common. Reference is made to exhibit
                10.1 to the September 26, 2000, Form 8-K filed with the Securities and Exchange Commission on October 11, 2000. (File No. 0-14105)

        10j Amendment to Purchase and Sale Agreement dated July 27, 2000 by and between the Partnership and Central One, Inc. and James H. Kaufman, as tenants in common. Reference is made to exhibit 10.2 to the September 26, 2000, Form 8-K filed with the Securities and Exchange Commission on October 11, 2000. (File No. 0-14105)

        10k Second Amendment to Purchase and Sale Agreement dated September 19, 2000 by and between the Partnership and Central One, Inc. and James H. Kaufman, as tenants in common. Reference is made to exhibit 10.3 to the September 26, 2000, Form 8-K filed with the Securities and Exchange Commission on October, 11, 2000. (File No. 0-14105)

        10l Lease Agreement with Razmiko's, Ltd. to lease certain premises as described with the Lease Agreement dated August 1, 1995 at Castle Oaks Shopping Center. Reference is made to Exhibit 10m to the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1996. (File No. 0-14105)

        10m First Amendment to Lease Agreement with Razmiko's, Ltd. at Castle Oaks Shopping Center. Filed herewith.

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