Form 10-Q
period 2001-03-31
MURRAY INCOME PROPERTIES I LTD
filed 2001-05-09
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001.....................

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
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS

                                                        March 31,         December 31,
                                                          2001               2000
                                                       ------------      ------------
                                                       (unaudited)
ASSETS

Properties held for sale:
   Land                                                $  3,427,563      $  3,427,563
   Buildings and improvements                            14,432,898        14,399,997
                                                       ------------      ------------
                                                         17,860,461        17,827,560
   Less accumulated depreciation                          7,334,946         7,334,946
                                                       ------------      ------------
      Net properties held for sale                       10,525,515        10,492,614
Cash and cash equivalents                                 1,922,487         2,174,211
Accounts receivable                                         258,305           250,095
Other assets, at cost, net of accumulated
   amortization of $515,385 and $504,409
   in 2001 and 2000, respectively                           332,049           347,435
                                                       ------------      ------------
                                                       $ 13,038,356      $ 13,264,355
                                                       ============      ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                       $     72,046      $     77,186
Accrued property taxes                                       40,008           160,033
Security deposits and other liabilities                     315,130           335,608
                                                       ------------      ------------
           Total liabilities                                427,184           572,827
                                                       ------------      ------------

Minority interest in joint venture                        1,346,754         1,362,094
                                                       ------------      ------------

Partners' equity:
   General Partners:
      Capital contributions                                   1,000             1,000
      Cumulative net earnings                               845,419           826,046
      Cumulative cash distributions                        (887,949)         (862,074)
                                                       ------------      ------------
                                                            (41,530)          (35,028)
                                                       ------------      ------------

   Limited Partners (28,227 Interests):
      Capital contributions, net of offering costs       24,570,092        24,570,092
      Cumulative net earnings                            16,656,576        16,482,217
      Cumulative cash distributions                     (29,920,720)      (29,687,847)
                                                       ------------      ------------
                                                         11,305,948        11,364,462
                                                       ------------      ------------
           Total partners' equity                        11,264,418        11,329,434
                                                       ------------      ------------
                                                       $ 13,038,356      $ 13,264,355
                                                       ============      ============


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                       2001           2000
                                                    ----------     ----------
INCOME:
   Rental                                           $  434,342     $  730,331
   Interest                                             28,263         38,525
   Gain on termination of lease                            -0-        898,562
                                                    ----------     ----------
                                                       462,605      1,667,418
                                                    ----------     ----------
EXPENSES:
   Depreciation                                            -0-        130,903
   Property operating                                  122,868        217,731
   General and administrative                          110,345        110,902
   Bad debts, net                                          -0-         10,238
                                                    ----------     ----------
                                                       233,213        469,774
                                                    ----------     ----------
           Earnings before minority interest           229,392      1,197,644

Minority interest in joint venture's earnings           35,660        161,373
                                                    ----------     ----------
           Net earnings                             $  193,732     $1,036,271
                                                    ==========     ==========

Basic earnings per limited partnership interest     $     6.18     $    35.98
                                                    ==========     ==========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                        General            Limited
                                        Partners           Partners           Total
                                       ------------      ------------      ------------
THREE MONTHS ENDED MARCH 31, 2000:

   Balance at December 31, 1999        $   (171,789)     $ 16,560,138      $ 16,388,349
   Net earnings                              20,725         1,015,546         1,036,271
   Cash distributions                        (8,641)         (423,405)         (432,046)
                                       ------------      ------------      ------------
   Balance at March 31, 2000           $   (159,705)     $ 17,152,279      $ 16,992,574
                                       ============      ============      ============


THREE MONTHS ENDED MARCH 31, 2001:

   Balance at December 31, 2000        $    (35,028)     $ 11,364,462      $ 11,329,434
   Net earnings                              19,373           174,359           193,732
   Cash distributions                       (25,875)         (232,873)         (258,748)
                                       ------------      ------------      ------------
   Balance at March 31, 2001           $    (41,530)     $ 11,305,948      $ 11,264,418
                                       ============      ============      ============


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                2001             2000
                                                            -----------      -----------
Cash flows from operating activities:
   Net earnings                                             $   193,732      $ 1,036,271
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Bad debts, net                                              -0-           10,238
        Depreciation                                                -0-          130,903
        Amortization of other assets                             10,976           18,684
        Gain on termination of lease                                -0-         (898,562)
        Proceeds from termination of lease                          -0-        2,206,834
        Minority interest in joint venture's earnings            35,660          161,373
        Change in assets and liabilities:
          Accounts receivable                                    (8,210)          17,287
          Other assets                                            4,410          (75,694)
          Accounts payable                                       (5,140)           3,822
          Accrued property taxes, security deposits and
            other liabilities                                  (140,503)         (93,402)
                                                            -----------      -----------
            Net cash provided by operating activities            90,925        2,517,754
                                                            -----------      -----------

Cash flows from investing activities -
   Additions to properties held for sale                        (32,901)         (44,908)
                                                            -----------      -----------


Cash flows from financing activities:
   Distributions to minority interest in joint venture          (51,000)         (49,500)
   Cash distributions                                          (258,748)        (432,046)
                                                            -----------      -----------
      Net cash used in financing activities                    (309,748)         481,546)
                                                            -----------      -----------

Net (decrease) increase in cash and cash equivalents           (251,724)       1,991,300
Cash and cash equivalents at beginning of period              2,174,211        1,835,163
                                                            -----------      -----------
Cash and cash equivalents at end of period                  $ 1,922,487      $ 3,826,463
                                                            ===========      ===========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

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

      On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale and continues to operate until such time as the properties are sold and the Partnership is dissolved and liquidated. Effective March 10, 2000, the Partnership's properties are reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of its properties, and no adjustment was made to account for the reclassification to properties held for sale.

      Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At March 31, 2001 and December 31, 2000, $108,166 and $107,083, respectively, of accounts receivable related to such accruals.

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

      The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 2001 and December 31, 2000. For cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

3. PROPERTIES HELD FOR SALE

      During the three month period ended March 31, 2001, the Partnership owned and operated Castle Oaks Village, a shopping center located in Castle Hills (San Antonio), Texas. Subsequent to the quarter ended March 31, 2001, on May 4, 2001, the Partnership sold Castle Oaks for a sales price of $3,150,000. After reductions for the collection of estimated straight line rent receivable and sales costs totaling approximately $170,000, the sale resulted in net sales proceeds of approximately $2,980,000, and a net gain of approximately $300,000.

      The Partnership also owns an 85% interest in Tower Place Joint Venture, a joint venture which owns Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The remaining 15% interest in the joint venture is owned by Murray Income Properties II, Ltd., an affiliated real estate limited partnership. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 85% ownership interest in the joint venture. On April 6, 2001, the Tower Place Joint Venture entered into a non-binding letter of intent to sell Tower Place. A formal definitive purchase agreement must still be negotiated and executed, and a number of contingencies must be satisfied before the property is sold. There can be no assurance that the Tower Place Joint Venture will be able to successfully negotiate and enter into a definitive agreement, or that Tower Place will be sold at all or under the proposed terms in the letter of intent.

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

4. GAIN ON TERMINATION OF LEASE

      On February 14, 2000, the Partnership executed a lease termination agreement with General Cinema at Tower Place Festival Shopping Center. Pursuant to this agreement, General Cinema paid Tower Place Joint Venture a termination fee of $2,206,834 as consideration for the Joint Venture releasing the tenant from its future lease obligations, including $197,957 of straight line rent receivable. In conjunction with the termination, the Joint Venture retired the net book value of the theater and related assets of $1,110,315, which was demolished. The Partnership recorded a gain on termination of the lease of $898,562 during the year ended December 31, 2000. Pursuant to a lease with Bally Total Fitness Corporation dated February 14, 2000, a new Bally facility is being constructed on the site previously occupied by the theater. The addition of the Bally Total Fitness facility and approximately 6,500 square feet of additional retail space are anticipated to enhance the value of the shopping center, which is currently being marketed for sale.

5. OTHER

      Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

      The financial information included in this interim report as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 has been prepared by management without audit by independent public accountants. The Partnership's 2000 annual report contains audited consolidated financial statements including the notes to the consolidated financial statements and should be read in conjunction with the financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

      On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale and continues to operate until such time as the properties are sold and the Partnership is dissolved and liquidated.

      Subsequent to the quarter ended March 31, 2001, on May 4, 2001 the Partnership sold Castle Oaks for a sales price of $3,150,000. After reductions for the collection of estimated straight line rent receivable and sales costs totaling approximately $170,000, the sale resulted in net sales proceeds to the Partnership of approximately $2,980,000. On April 6, 2001, the Tower Place Joint Venture entered into a non-binding letter of intent to sell Tower Place. A formal definitive purchase agreement must still be negotiated and executed, and a number of contingencies must be satisfied before the property is sold. There can be no assurance that the Tower Place Joint Venture will be able to successfully negotiate and enter into a definitive agreement, or that Tower Place will be sold at all or under the proposed terms in the letter of intent.

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

      As of March 31, 2001, the Partnership had cash and cash equivalents of $1,922,487. Such amounts represent cash generated from operations, sales of properties held for sale and working capital reserves.

      Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At March 31, 2001 and December 31, 2000, there were $108,166 and $107,083, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. The increase in accounts receivable of $8,210 from December 31, 2000 to March 31, 2001 is primarily due to an increase in receivables for rent collected (but not yet remitted to the Partnership by the property management companies) partially offset by a reduction in tenant receivables. As of March 31, 2001 and December 31, 2000, the Partnership had no allowances for uncollectible accounts receivable.

      The decrease of $120,025 in accrued property taxes from December 31, 2000 to March 31, 2001 is primarily due to the payment of 2000 property taxes for the Partnership's properties. The decrease in security deposits and other liabilities of $20,478 was due primarily to severance benefits paid to one Partnership employee whose employment was terminated on February 28, 2001.

      During the three months ended March 31, 2001, the Partnership made Cash Distributions from Operations totaling $258,748 related to the three month period ended December 31, 2000. Subsequent to March 31, 2001, the Partnership made a Cash Distribution from Operations of $258,748 (which was reduced by $73,105 related to 2000 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) related to the three months ended March 31, 2001. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

      Future liquidity is currently expected to result from cash generated from the operations of the Partnership's remaining properties (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's remaining properties.

Results of Operations

      Excluding the rental income recognized during the three months ended March 31, 2001 and March 31, 2000 from Mountain View Plaza, which was sold on September 26, 2000, rental income decreased $16,463 (4%) for the three months ended March 31, 2001 as compared to the same period in 2000. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's remaining properties.

                                           Three Months Ended
                                                March 31,
                                         ----------------------
                                           2001          2000
                                         --------      --------
Castle Oaks Village Shopping Center
   Rental income                         $104,144      $104,317
   Bad debt expense (recovery)                -0-           -0-
   Average occupancy                           82%           82%

Tower Place Festival Shopping Center
   Rental income                         $326,697      $342,987
   Gain on termination of lease               -0-       898,562
   Bad debt expense (recovery)                -0-        10,238
   Average occupancy                           94%           78%

      Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas decreased $173 for the three months ended March 31, 2001 as compared to the same period in 2000, with lower rents being partially offset by higher tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

      Occupancy at Castle Oaks averaged 82% during the quarter ended March 31, 2001, a 2 percent decrease over the previous quarter. In January 2001, a tenant who occupied 932 square feet vacated its space prior to the expiration of its lease. During the quarter plumbing repairs were completed at the property.

      Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina decreased $16,290 for the three months ended March 31, 2001 as compared to the same period in 2000 primarily due to lower tenant reimbursements for real estate taxes. General Cinema, which occupied approximately 28% of the total leaseable space at Tower Place, terminated its lease on February 14, 2000, after payment of approximately $2,200,000 as consideration for the termination of its lease. The Partnership recorded a gain on termination of the lease of $898,562. Pursuant to a lease with Bally Total Fitness Corporation signed on February 14, 2000, a new Bally Total Fitness facility is being constructed on the site previously occupied by the theater. Bally began paying rent in April 2001 and opened for business on April 27, 2001. In addition to the Bally Total Fitness facility, approximately 6,500 square feet of new retail space is being constructed on the site previously occupied by the theater.

      Occupancy at Tower Place averaged 94% during the quarter ended March 31, 2001, a 14 percent increase from the previous quarter. One new tenant who signed a lease for 9,600 square feet took occupancy of its space during the fourth quarter of 2000. A tenant who signed a lease for 1,050 square feet took occupancy in January 2001 and a tenant who signed a lease for 1,120 square feet took occupancy in February 2001. Bally Total Fitness, who occupies 25,767 square feet, opened for business on April 27, 2001. The addition of a new anchor tenant should generate greater customer traffic at the shopping center.

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

      Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses, excluding the expenses incurred during the three months ended March 31, 2001 and March 31, 2000 from Mountain View Plaza, which was sold on September 26, 2000, decreased $7,980 (6%) for the period ended March 31, 2001 as compared to the same period in 2000 due to lower operating costs at Castle Oaks and Tower Place. Castle Oaks' total operating expenses decreased $7,019 (17%) primarily due to lower repair and maintenance costs, pest control, landscaping costs and legal fees. Tower Place's total operating expenses decreased $961 (1%), with decreases in property management fees, legal fees and utility costs partially offset by higher repair and maintenance costs.

      General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. General and administrative expenses were flat for the quarter ended March 31, 2001 as compared to the same period in 2000, with increases in accounting and legal fees and investor services costs being offset by lower travel costs and other administrative costs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the first quarter of the year covered by this report through the solicitation of proxies or otherwise.

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

      (b) Reports on Form 8-K filed during the quarter ended March 31, 2001:

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

                                   MURRAY INCOME PROPERTIES I, LTD.

                                   By:  Murray Realty Investors VIII, Inc.
                                        a General Partner



Date:  May 10, 2001                By:  /s/ Mitchell Armstrong
                                        ----------------------------------------
                                        Mitchell Armstrong
                                        President and
                                        Chief Financial Officer

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