Form 10-Q
period 2001-06-30
MURRAY INCOME PROPERTIES I LTD
filed 2001-08-07
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001.................

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from ____________ to ____________

                               COMMISSION FILE NO.
                                     0-14105

                                   ----------

                        MURRAY INCOME PROPERTIES I, LTD.
             (Exact Name of Registrant as Specified in its Charter)


           TEXAS                                             75-1946214
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

   13615 NEUTRON ROAD, DALLAS, TEXAS                          75244-4411
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
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS

                                                               June 30,         December 31,
                                                                 2001              2000
                                                           ---------------    ---------------
                                                             (unaudited)
ASSETS

Properties held for sale:
   Land                                                    $     2,187,512    $     3,427,563
   Buildings and improvements                                   10,852,131         14,399,997
                                                           ---------------    ---------------
                                                                13,039,643         17,827,560
   Less accumulated depreciation                                 5,165,305          7,334,946
                                                           ---------------    ---------------
     Net properties held for sale                                7,874,338         10,492,614
Cash and cash equivalents                                        1,902,150          2,174,211
Accounts receivable                                                245,694            250,095
Other assets, at cost, net of accumulated
   amortization of $436,260 and $504,409
   in 2001 and 2000, respectively                                  365,936            347,435
                                                           ---------------    ---------------
                                                           $    10,388,118    $    13,264,355
                                                           ===============    ===============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                           $       122,257    $        77,186
Accrued property taxes                                              51,692            160,033
Security deposits and other liabilities                            281,196            335,608
                                                           ---------------    ---------------
          Total liabilities                                        455,145            572,827
                                                           ---------------    ---------------

Minority interest in joint venture                               1,350,096          1,362,094
                                                           ---------------    ---------------

Partners' equity:
   General Partners:
     Capital contributions                                           1,000              1,000
     Cumulative net earnings                                       915,657            826,046
     Cumulative cash distributions                                (943,663)          (862,074)
                                                           ---------------    ---------------
                                                                   (27,006)           (35,028)
                                                           ---------------    ---------------

   Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs               24,570,092         24,570,092
     Cumulative net earnings                                    17,147,491         16,482,217
     Cumulative cash distributions                             (33,107,700)       (29,687,847)
                                                           ---------------    ---------------
                                                                 8,609,883         11,364,462
                                                           ---------------    ---------------
          Total partners' equity                                 8,582,877         11,329,434
                                                           ---------------    ---------------
                                                           $    10,388,118    $    13,264,355
                                                           ===============    ===============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)



                                                    Three Months Ended         Six Months Ended
                                                          June 30,                 June 30,
                                                  -----------------------   -----------------------
                                                    2001          2000         2001         2000
                                                  ----------   ----------   ----------   ----------
INCOME:
   Rental                                         $  447,122   $  636,243   $  881,464   $1,366,574
   Interest                                           40,220       54,967       68,483       93,492
   Gain on sale of property                          327,383          -0-      327,383          -0-
   Gain on termination of lease                          -0-          -0-          -0-      898,562
                                                  ----------   ----------   ----------   ----------
                                                     814,725      691,210    1,277,330    2,358,628
                                                  ----------   ----------   ----------   ----------

EXPENSES:
   Depreciation                                          -0-        1,067          -0-      131,970
   Property operating                                113,961      248,381      236,829      466,112
   General and administrative                         91,269       71,880      201,614      182,782
   Bad debts, net                                        -0-        2,276          -0-       12,514
                                                  ----------   ----------   ----------   ----------
                                                     205,230      323,604      438,443      793,378
                                                  ----------   ----------   ----------   ----------
          Earnings before minority interest          609,495      367,606      838,887    1,565,250

Minority interest in joint venture's earnings         48,342       34,253       84,002      195,626
                                                  ----------   ----------   ----------   ----------
          Net earnings                            $  561,153   $  333,353   $  754,885   $1,369,624
                                                  ==========   ==========   ==========   ==========

Net earnings allocated to Limited Partners        $  490,915   $  326,686   $  665,274   $1,342,232
                                                  ==========   ==========   ==========   ==========

Basic earnings per limited partnership interest   $    17.39   $    11.57   $    23.57   $    47.55
                                                  ==========   ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                               General         Limited
                                               Partners        Partners         Total
                                             ------------    ------------    ------------
SIX MONTHS ENDED JUNE 30, 2000:

   Balance at December 31, 1999              $   (171,789)   $ 16,560,138    $ 16,388,349
   Net earnings                                    27,392       1,342,232       1,369,624
   Cash distributions ($30.00 per limited
     partnership interest)                        (17,282)       (846,810)       (864,092)
                                             ------------    ------------    ------------
   Balance at June 30, 2000                  $   (161,679)   $ 17,055,560    $ 16,893,881
                                             ============    ============    ============


SIX MONTHS ENDED JUNE 30, 2001:

   Balance at December 31, 2000              $    (35,028)   $ 11,364,462    $ 11,329,434
   Net earnings                                    89,611         665,274         754,885
   Cash distributions ($121.16 per limited
     partnership interest, including
     $104.66 in distributions of net
     sales proceeds)                              (81,589)     (3,419,853)     (3,501,442)
                                             ------------    ------------    ------------
   Balance at June 30, 2001                  $    (27,006)   $  8,609,883    $  8,582,877
                                             ============    ============    ============





See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                           Six Months Ended
                                                                                June 30,
                                                                 ------------------------------------
                                                                      2001                  2000
                                                                 ---------------      ---------------
Cash flows from operating activities:
   Net earnings                                                  $       754,885      $     1,369,624
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts, net                                                        -0-               12,514
       Depreciation                                                          -0-              131,970
       Amortization of other assets                                       21,483               33,675
       Gain on sale of property                                         (327,383)                 -0-
       Gain on termination of lease                                          -0-             (898,562)
       Proceeds from termination of lease                                    -0-            2,206,834
       Minority interest in joint venture's earnings                      84,002              195,626
       Change in assets and liabilities:
          Accounts receivable                                              4,401               (6,484)
          Other assets                                                   (66,171)            (187,943)
          Accounts payable                                                45,071              (18,632)
          Accrued property taxes, security deposits and
          other liabilities                                             (162,753)             (69,983)
                                                                 ---------------      ---------------
           Net cash provided by operating activities                     353,535            2,768,639
                                                                 ---------------      ---------------

Cash flows from investing activities:
   Additions to properties held for sale                                 (36,586)            (219,485)
   Net proceeds from sale of property                                  3,008,432                  -0-
                                                                 ---------------      ---------------
        Net cash provided by (used in) investment activities           2,971,846             (219,485)
                                                                 ---------------      ---------------

Cash flows from financing activities:
   Distributions to minority interest in joint venture                   (96,000)             (49,500)
   Cash distributions                                                 (3,501,442)            (864,092)
                                                                 ---------------      ---------------
       Net cash used in financing activities                          (3,597,442)            (913,592)
                                                                 ---------------      ---------------

Net (decrease) increase in cash and cash equivalents                    (272,061)           1,635,562
Cash and cash equivalents at beginning of period                       2,174,211            1,835,163
                                                                 ---------------      ---------------
Cash and cash equivalents at end of period                       $     1,902,150      $     3,470,725
                                                                 ===============      ===============



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

1. BASIS OF ACCOUNTING

     The consolidated financial statements include the accounts of the Partnership and Tower Place Joint Venture (85% owned by the Partnership). All significant intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At June 30, 2001 and December 31, 2000, $90,476 and $107,083, respectively, of accounts receivable related to such accruals.

     Other assets consist primarily of deferred leasing costs, which are amortized using the straight line method over the lives of the related leases.

     Prior to March 10, 2000, depreciation was provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements ranged from three to twenty-five years. No depreciation is provided on properties held for sale after March 10, 2000, the date on which the Partnership changed the classification of its properties to properties held for sale.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of June 30, 2001 and December 31, 2000. For cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

3. PROPERTIES HELD FOR SALE

     On May 4, 2001, the Partnership sold Castle Oaks Village, a shopping center located in Castle Hills (San Antonio), Texas, for a sales price of $3,150,000. After reductions for the collection of straight line rent receivable of $21,197 and sales costs of $120,371, the sale resulted in net sales proceeds of $3,008,432 and a net gain of $327,383.

     The Partnership continues to own an 85% interest in Tower Place Joint Venture, a joint venture which owns Tower Place Festival Shopping Center located in Pineville (Charlotte), North Carolina. The remaining 15% interest in the joint venture is owned by Murray Income Properties II, Ltd., an affiliated real estate limited partnership. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 85% ownership interest in the joint venture.

4.   GAIN ON TERMINATION OF LEASE

     On February 14, 2000, the Partnership executed a lease termination agreement with General Cinema at Tower Place Festival Shopping Center. Pursuant to this agreement, General Cinema paid Tower Place Joint Venture a termination fee of $2,206,834 as consideration for the Joint Venture releasing the tenant from its future lease obligations, including $197,957 of straight line rent receivable. In conjunction with the termination, the Joint Venture retired the net book value of the theater and related assets of $1,110,315, which was demolished. The Partnership recorded a gain on termination of the lease of $898,562 during the six months ended June 30, 2000. Pursuant to a lease with Bally Total Fitness Corporation dated February 14, 2000, a new Bally facility has been constructed on the site previously occupied by the theater. The addition of the Bally Total Fitness facility and approximately 6,500 square feet of additional retail space are anticipated to enhance the value of the shopping center, which is currently being marketed for sale.

5.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 has been prepared by management without audit by independent public accountants. The Partnership's 2000 annual report contains audited consolidated financial statements including the notes to the consolidated financial statements and should be read in conjunction with the financial information contained in this interim report.

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

     On May 4, 2001, the Partnership sold Castle Oaks for a sales price of $3,150,000. After reductions for the collection of estimated straight line rent receivable of $21,197 and sales costs of $120,371, the sale resulted in net sales proceeds to the Partnership of $3,008,432 and a gain of $327,383.

     On April 6, 2001, Tower Place Joint Venture entered into a non-binding letter of intent to sell Tower Place. However, the General Partners and the prospective purchaser were unable to come to terms on a definitive purchase agreement and the sale was not completed. Since then, management has implemented a new marketing plan in order to generate offers for the property. This includes updating the sales package to reflect new leases which have increased the percentage of space leased to 97%. The marketing materials now include pictures of the recently completed Bally Total Fitness building. Management is also aggressively targeting new prospective buyers. The General Partners believe that these measures, along with the opening of Bally Total Fitness and signing of other new tenants, will enhance the marketability of Tower Place.

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

     As of June 30, 2001, the Partnership had cash and cash equivalents of $1,902,150. Such amounts represent cash generated from operations, sales of properties held for sale and working capital reserves.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At June 30, 2001 and December 31, 2000, there were $90,476 and $107,083, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies) and interest receivable on short-term investments. The decrease in accounts receivable of $4,401 from December 31, 2000 to June 30, 2001 is primarily due a decrease in tenant receivables and receivables for straight line rent partially offset by an increase in receivables for rent collected (but not yet remitted to the Partnership by the property management companies). As of June 30, 2001 and December 31, 2000, the Partnership had no allowances for uncollectible accounts receivable.

     The decrease of $108,341 in accrued property taxes from December 31, 2000 to June 30, 2001 is primarily due to the payment of 2000 property taxes for the Partnership's properties and the payment of 2001 property taxes on the Castle Oaks property. The decrease in security deposits and other liabilities of $54,412 was due primarily to severance benefits paid to one Partnership employee whose employment was terminated on February 28, 2001. The remaining liabilities at June 30, 2001 are primarily remaining severance benefits accrued but not yet paid.

     During the three months ended June 30, 2001, the Partnership made Cash Distributions from Operations totaling $258,746 (which was reduced by $73,105 related to 2000 North Carolina state income taxes paid on behalf of the partners in connection with the operation of Tower Place Joint Venture) related to the three month period ended March 31, 2001. The Partnership also made a Cash Distribution from Sales or Refinancings totaling $2,983,948. Subsequent to June 30, 2001, the Partnership made a Cash Distribution from Operations of $258,748 relating to the three months ended June 30, 2001. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties, the sale of Castle Oaks and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's remaining property (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's remaining property.

Results of Operations

     The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties owned during the second quarter of 2001.


                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                             June 30,
                                             --------------------------------      --------------------------------
                                                 2001                2000               2001               2000
                                             -------------      -------------      -------------      -------------
Castle Oaks Village Shopping Center
   Rental income                             $      40,259      $     105,660      $     144,403      $     209,977
   Bad debt expense                                    -0-              2,276                -0-              2,276
   Average occupancy                                    81%                84%                82%                83%

Tower Place Festival Shopping Center
   Rental income                             $     406,440      $     271,051      $     733,137      $     614,038
   Gain on termination of lease                        -0-                -0-                -0-            898,562
   Bad debt expense                                    -0-                -0-                -0-             10,238
   Average occupancy                                    91%                76%                93%                77%


     Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas decreased $65,574 for the six months ended June 30, 2001 as compared to the same period in 2000 due to the fact that the property was sold on May 4, 2001. Thus, during 2001, this property reflects only four months of revenue.

     Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina increased $119,099 for the six months ended June 30, 2001 as compared to the same period in 2000 primarily due to higher occupancy. General Cinema, which occupied approximately 28% of the total leaseable space at Tower Place, terminated its lease on February 14, 2000, after payment of approximately $2,200,000 as consideration for the termination of its lease. The Partnership recorded a gain on termination of the lease of $898,562. Pursuant to a lease with Bally Total Fitness Corporation signed on February 14, 2000, a new Bally Total Fitness facility was constructed on the site previously occupied by the theater. Bally began paying rent in April 2001 and opened for business on April 27, 2001. In addition to the Bally Total Fitness facility, approximately 6,500 square feet of new retail space was constructed on the site previously occupied by the theater.

     Tower Place averaged 91% occupancy during the second quarter of 2001, a 3% decrease from the previous quarter. In May 2001, a tenant who occupied 2,100 square feet vacated its space upon expiration of its lease. Also accounting for the decrease in occupancy is that, in conjunction with the construction of the space for Bally Total Fitness, an additional 6,470 square feet was built and became available for occupancy in May. In July 2001, 2,974 square feet of this new space was combined with 2,660 square feet of existing vacant space and leased to a new tenant who will take occupancy around October 1 of this year. A new tenant who signed a lease for 1,512 square feet took occupancy in June. Another new lease for 2,100 square feet was signed and the tenant will take occupancy in the third quarter of 2001. A restaurant which occupied 2,310 square feet vacated its space during this second quarter, but the space was leased to a new operator who re-opened in July. Two tenants totaling 5,361 square feet renewed their leases for three years. Tower Place is currently 97% leased.

     Prior to March 10, 2000, depreciation was provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements ranged from three to twenty-five years. No depreciation was provided on properties held for sale after March 10, 2000, the date on which the Partnership changed the classification of its properties to properties held for sale.

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs and amortization of deferred leasing costs. Property operating expenses, excluding the expenses incurred during the six months ended June 30, 2001 and June 30, 2000 from Mountain View Plaza, which was sold on September 26, 2000, decreased $16,626 (7%) for the period ended June 30, 2001 as compared to the same period in 2000 due to lower operating costs at Castle Oaks. Castle Oaks' total operating expenses decreased $26,831 (31%) primarily due to the fact that Castle Oaks was sold on May 4, 2001. Tower Place's total operating expenses increased $10,205 (6%) primarily because of higher repair and maintenance costs and amortization of deferred leasing costs.

     General and administrative expenses incurred are related to legal and accounting expenses, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. ("MIP II"). General and administrative expenses increased $18,382 (10%) for the six months ended June 30, 2001 as compared to the same period in 2000 primarily due to higher legal and accounting fees and investor services' costs.

     Words or phrases when used in the Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes" or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits. The carrying amount of these instruments approximate fair value due to the short-term nature of these instruments. Therefore, the Partnership believes it is relatively unaffected by interest rate changes or other market risks except for the potential increase or decrease in interest income from its funds invested in short-term money market funds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the second quarter of the year covered by this report through the solicitation of proxies or otherwise.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  2a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on January 13, 2000. (File No. 0-14105)

                  2b Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 9, 2000. (File No. 0-14105)

                  2c Definitive Soliciting Additional Materials to Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. Reference is made to the Partnership's Schedule 14A, filed with the Securities and Exchange Commission on February 23, 2000. (File No. 0-14105)

                  3a Agreement of Limited Partnership of Murray Income Properties Ltd.-84. Reference is made to Exhibit A of the Prospectus dated May 31, 1984 contained in Amendment No. 2 to Partnership's Form S-11 Registration Statement. (File No. 2-90016)

                  3b Amended and Restated Certificate and Agreement of Limited Partnership dated as of May 23, 1984. Reference is made to Exhibit 3b to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

                  3c Amended and Restated Certificate and Agreement of Limited Partnership dated as of June 25, 1984. Reference is made to Exhibit 3c to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

                  3d Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 27, 1984. Reference is made to Exhibit 3d to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

                  3e Amended and Restated Certificate and Agreement of Limited Partnership dated as of April 1, 1985. Reference is made to Exhibit 3e to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

                  3f Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3f to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

                  3g Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3g to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1990. (File No. 0-14105)

                  3h Amendment to Amended and Restated Certificate and Agreement of Limited Partnership, dated March 22, 2000. Reference is made to Exhibit 3h to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

                  10a Purchase and Sale Agreement dated effective as of February 16, 2001 by and between the Partnership and James F. Cotter. Reference is made to exhibit 10.1 to the May 4, 2001, Form 8-K filed with the Securities and exchange Commission on May 17, 2001. (File No. 0-14105)

                  10b First Amendment to Purchase and Sale Agreement dated April 20, 2001 by and between the Partnership and James F. Cotter. Reference is made to exhibit 10.2 to the May 4, 2001, Form 8-K filed with the Securities and exchange Commission on May 17, 2001. (File No. 0-14105)

                  10c Assignment Agreement for Acquisition Property dated May 2, 2001 by and between the Partnership, James F. Cotter and National Exchange Services, Inc. Reference is made to exhibit 10.3 to the May 4, 2001, Form 8-K filed with the Securities and exchange Commission on May 17, 2001. (File No. 0-14105)

                  99a Glossary, as contained in the Prospectus dated May 31, 1984 filed as part of Amendment No. 2 to Registrant's Form S-11 Registration Statement. (File No. 2-90016) Filed herewith.

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

         (b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

                  Form 8-K, reporting under Item 2, the sale of Castle Oaks Village Shopping Center in Castle Hills (San Antonio), Texas on May 4, 2001, filed with the Securities and Exchange Commission on May 17, 2001. (File No. 0-14105)

                                   SIGNATURES

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



                                      MURRAY INCOME PROPERTIES I, LTD.

                                      By:  Murray Realty Investors VIII, Inc.
                                           a General Partner



Date:  August 7, 2001                By:   /s/ Mitchell Armstrong
                                         -------------------------------------
                                         Mitchell Armstrong
                                         President and
                                         Chief Financial Officer

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

      10a      Purchase and Sale Agreement dated effective as of February 16,
               2001 by and between the Partnership and James F. Cotter.
               Reference is made to exhibit 10.1 to the May 4, 2001, Form 8-K filed with the Securities and exchange Commission on May 17, 2001. (File No. 0-14105)

      10b      First Amendment to Purchase and Sale Agreement dated April 20,
               2001 by and between the Partnership and James F. Cotter.
               Reference is made to exhibit 10.2 to the May 4, 2001, Form 8-K filed with the Securities and exchange Commission on May 17, 2001. (File No. 0-14105)

      10c Assignment Agreement for Acquisition Property dated May 2, 2001 by and between the Partnership, James F. Cotter and National
               Exchange Services, Inc. Reference is made to exhibit 10.3 to the May 4, 2001, Form 8-K filed with the Securities and exchange
               Commission on May 17, 2001. (File No. 0-14105)

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