Form 10-Q
period 2001-09-30
MURRAY INCOME PROPERTIES I LTD
filed 2001-11-13
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------
                                    FORM 10-Q
                                  ------------

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001. . . . . . . . .


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
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS

                                                        September 30,         December 31,
                                                             2001                 2000
                                                         ------------         ------------
                                                         (unaudited)
ASSETS

Properties held for sale:
   Land                                                  $  2,187,512         $  3,427,563
   Buildings and improvements                              11,106,888           14,399,997
                                                         ------------         ------------
                                                           13,294,400           17,827,560
   Less accumulated depreciation                            5,165,305            7,334,946
                                                         ------------         ------------
     Net properties held for sale                           8,129,095           10,492,614
Cash and cash equivalents                                   1,585,116            2,174,211
Accounts receivable                                           210,526              250,095
Other assets, at cost, net of accumulated
   amortization of $446,456 and $504,409
   in 2001 and 2000, respectively                             388,501              347,435
                                                         ------------         ------------
                                                         $ 10,313,238         $ 13,264,355
                                                         ============         ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                         $     44,367         $     77,186
Accrued property taxes                                         77,538              160,033
Security deposits and other liabilities                       303,951              335,608
                                                         ------------         ------------
          Total liabilities                                   425,856              572,827
                                                         ------------         ------------

Minority interest in joint venture                          1,354,800            1,362,094
                                                         ------------         ------------

Partners' equity:
   General Partners:
     Capital contributions                                      1,000                1,000
     Cumulative net earnings                                  941,482              826,046
     Cumulative cash distributions                           (969,538)            (862,074)
                                                         ------------         ------------
                                                              (27,056)             (35,028)
                                                         ------------         ------------

   Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs          24,570,092           24,570,092
     Cumulative net earnings                               17,330,119           16,482,217
     Cumulative cash distributions                        (33,340,573)         (29,687,847)
                                                         ------------         ------------
                                                            8,559,638           11,364,462
                                                         ------------         ------------
          Total partners' equity                            8,532,582           11,329,434
                                                         ------------         ------------
                                                         $ 10,313,238         $ 13,264,355
                                                         ============         ============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                      September 30,
                                                       ----------------------------        ----------------------------
                                                          2001              2000              2001              2000
                                                       ----------        ----------        ----------        ----------
INCOME:
   Rental                                              $  439,322        $  694,005        $1,320,786        $2,060,579
   Interest                                                15,426            59,266            83,909           152,758
   Gain on sale of property                                   -0-         1,807,693           327,383         1,807,693
   Gain on termination of lease                               -0-               -0-               -0-           898,562
                                                       ----------        ----------        ----------        ----------
                                                          454,748         2,560,964         1,732,078         4,919,592
                                                       ----------        ----------        ----------        ----------

EXPENSES:
   Depreciation                                               -0-             1,066               -0-           133,036
   Property operating                                      95,154           197,090           331,983           663,202
   General and administrative                              99,187            84,136           300,801           266,918
   Bad debts, net                                             -0-                26               -0-            12,540
                                                       ----------        ----------        ----------        ----------
                                                          194,341           282,318           632,784         1,075,696
                                                       ----------        ----------        ----------        ----------
          Earnings before minority interest               260,407         2,278,646         1,099,294         3,843,896

Minority interest in joint venture's earnings              51,954            33,928           135,956           229,554
                                                       ----------        ----------        ----------        ----------
          Net earnings                                 $  208,453        $2,244,718        $  963,338        $3,614,342
                                                       ==========        ==========        ==========        ==========

Net earnings allocated to Limited Partners             $  182,628        $1,791,126        $  847,902        $3,133,358
                                                       ==========        ==========        ==========        ==========

Basic earnings per limited partnership interest        $     6.47        $    63.46        $    30.04        $   111.01
                                                       ==========        ==========        ==========        ==========

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                                    General              Limited
                                                    Partners             Partners              Total
                                                  ------------         ------------         ------------
NINE MONTHS ENDED SEPTEMBER 30, 2000:

   Balance at December 31, 1999                   $   (171,789)        $ 16,560,138         $ 16,388,349
   Net earnings                                        480,984            3,133,358            3,614,342
   Cash distributions ($52.50 per limited
     partnership interest)                             (30,243)          (1,481,918)          (1,512,161)
                                                  ------------         ------------         ------------
   Balance at September 30, 2000                  $    278,952         $ 18,211,578         $ 18,490,530
                                                  ============         ============         ============

NINE MONTHS ENDED SEPTEMBER 30, 2001:

   Balance at December 31, 2000                   $    (35,028)        $ 11,364,462         $ 11,329,434
   Net earnings                                        115,436              847,902              963,338
   Cash distributions ($129.41 per limited
     partnership interest, including
     $104.66 in distributions of net
     sales proceeds)                                  (107,464)          (3,652,726)          (3,760,190)
                                                  ------------         ------------         ------------
   Balance at September 30, 2001                  $    (27,056)        $  8,559,638         $  8,532,582
                                                  ============         ============         ============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                       Nine Months Ended
                                                                         September 30,
                                                              ---------------------------------
                                                                  2001                  2000
                                                              ------------         ------------
Cash flows from operating activities:
   Net earnings                                               $    963,338         $  3,614,342
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts, net                                                  -0-               12,540
       Depreciation                                                    -0-              133,036
       Amortization of other assets                                 31,679               48,621
       Gain on sale of property                                   (327,383)          (1,807,693)
       Gain on termination of lease                                    -0-             (898,562)
       Proceeds from termination of lease                              -0-            2,206,834
       Minority interest in joint venture's earnings               135,956              229,554
       Change in assets and liabilities:
       Accounts receivable                                          39,569              168,376
       Other assets                                                (98,932)            (156,864)
       Accounts payable                                            (32,819)              31,639
       Accrued property taxes, security deposits and
          other liabilities                                       (114,152)            (147,547)
                                                              ------------         ------------
           Net cash provided by operating activities               597,256            3,434,276
                                                              ------------         ------------

Cash flows from investing activities:

   Additions to properties held for sale                          (291,343)            (360,528)
   Net proceeds from sale of property                            3,008,432            6,965,534
                                                              ------------         ------------
        Net cash provided by investment activities               2,717,089            6,605,006
                                                              ------------         ------------

Cash flows from financing activities:

   Distributions to minority interest in joint venture            (143,250)            (106,500)
   Cash distributions                                           (3,760,190)          (1,512,161)
                                                              ------------         ------------
       Net cash used in financing activities                    (3,903,440)          (1,618,661)
                                                              ------------         ------------

Net (decrease) increase in cash and cash equivalents              (589,095)           8,420,621
Cash and cash equivalents at beginning of period                 2,174,211            1,835,163
                                                              ------------         ------------
Cash and cash equivalents at end of period                    $  1,585,116         $ 10,255,784
                                                              ============         ============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

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

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale and continues to operate one remaining property until such time as this property is sold and the Partnership is dissolved and liquidated. Effective March 10, 2000, the Partnership's properties were reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of its properties, and no adjustment was made to account for the reclassification to properties held for sale.

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At September 30, 2001 and December 31, 2000, $95,016 and $107,083, respectively, of accounts receivable related to such accruals.

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

     Basic earnings and cash distributions per limited partnership interest are based upon the weighted average Limited Partnership Interests outstanding during the period and the net earnings and cash distributions allocated to the Limited Partners in accordance with the Partnership Agreement, as amended.

     The following information relates to estimated fair values of the Partnership's financial instruments as of September 30, 2001 and December 31, 2000. For cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

       Cash Distributions from Sales or Refinancings (other than the 1% of Cash Distributions from Sales or Refinancings payable to the Non-corporate General Partner) payable to the General Partners shall be allocated 62-1/2% to the Non-corporate General Partner and 37-1/2% to the Corporate General Partner.

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

3.   PROPERTIES HELD FOR SALE

     On May 4, 2001, the Partnership sold Castle Oaks Village, a shopping center located in Castle Hills (San Antonio), Texas, for a sales price of $3,150,000. After reductions for the collection of straight line rent receivable of $21,197 and sales costs of $120,371, the sale resulted in net sales proceeds to the Partnership of $3,008,432 and a net gain of $327,383.

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

4.   GAIN ON TERMINATION OF LEASE

     On February 14, 2000, the Partnership executed a lease termination agreement with General Cinema at Tower Place Festival Shopping Center. Pursuant to this agreement, General Cinema paid Tower Place Joint Venture a termination fee of $2,206,834 as consideration for the Joint Venture releasing the tenant from its future lease obligations, including $197,957 of straight line rent receivable. In conjunction with the termination, Tower Place Joint Venture retired the net book value of the theater and related assets of $1,110,315, which was demolished. The Partnership recorded a gain on termination of the lease of $898,562 during the nine months ended September 30, 2000. Pursuant to a lease with Bally Total Fitness Corporation dated February 14, 2000, a new Bally facility has been constructed on the site previously occupied by the theater. The addition of the Bally Total Fitness facility and approximately 6,500 square feet of additional retail space are anticipated to enhance the value of the shopping center, which is currently being marketed for sale.

5.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 has been prepared by management without audit by independent public accountants. The Partnership's 2000 annual report contains audited consolidated financial statements including the notes to the consolidated financial statements and should be read in conjunction with the financial information contained in this interim report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale and continues to operate one remaining property until such time as this property is sold and the Partnership is dissolved and liquidated.

     On May 4, 2001, the Partnership sold Castle Oaks for a sales price of $3,150,000. After reductions for the collection of estimated straight line rent receivable of $21,197 and sales costs of $120,371, the sale resulted in net sales proceeds to the Partnership of $3,008,432 and a gain of $327,383.

     During the second quarter of 2001, two potential buyers entered into non-binding letters of intent to purchase Tower Place and one of these resulted in a signed contract. While the General Partners believed that these offers represented acceptable sales prices, the prospective purchasers decided to pursue other opportunities, and neither of the transactions closed. Management implemented a new marketing plan which included new marketing materials and targeting new prospective purchasers. Management did not receive any new offers until after the September 11th terrorist attacks on the United States. Between September 14 and September 25, 2001, the General Partners received five offers to purchase the shopping center. All of these offers were for significantly lower prices than the previous offers, and were for prices substantially lower than any prior year appraisals obtained from independent appraisal firms. Although it is impossible to predict future events, management believes that the terrorist attacks, coupled with an already softening economy, have created uncertainty in the marketplace that has adversely impacted the current real estate investment market. Management believes that these five offers, all received after September 11, reflect the desire of certain speculators to capitalize on the uncertainty in the market and to purchase real estate at below market prices. Therefore, management rejected the five offers and continues to aggressively market the property with the goal of achieving a fair price reflecting the property's tenant base and the location of the shopping center within the Charlotte metropolitan area.

     Subsequent to the end of the third quarter of 2001, a new offer to purchase Tower Place was received at a price the General Partners deemed acceptable, and on October 31, 2001, the Tower Place Joint Venture entered into a non-binding letter of intent to sell Tower Place. A formal definitive purchase agreement must still be negotiated and executed, and a number of contingencies must be satisfied before the property is sold. There can be no assurance that the Tower Place Joint Venture will be able to successfully negotiate and enter into a definitive agreement, or that Tower Place will be sold at all or under the proposed terms in the non-binding letter of intent.

     If the Partnership is successful in selling the remaining properties, the Partnership will be liquidated and dissolved. Effective March 10, 2000, the Partnership's properties were reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expects no loss to result from the sale of its properties, and no adjustment was made to account for the reclassification to properties held for sale.

     As of September 30, 2001, the Partnership had cash and cash equivalents of $1,585,116. Such amounts represent cash generated from operations, sales of properties held for sale and working capital reserves.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At September 30, 2001 and December 31, 2000, there were $95,016 and $107,083, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables and receivables for rent collected (but not yet remitted to the Partnership by the property management companies). The decrease in accounts receivable of $39,569 from December 31, 2000 to September 30, 2001 is primarily due a decrease in tenant receivables and receivables for straight line rent partially offset by an increase in receivables for rent collected (but not yet remitted to the Partnership by the property management companies). As of September 30, 2001 and December 31, 2000, the Partnership had no allowances for uncollectible accounts receivable.

     The decrease of $82,495 in accrued property taxes from December 31, 2000 to September 30, 2001 is primarily due to the payment of 2000 property taxes for the Partnership's properties and the payment of 2001 property taxes on the Castle Oaks property at closing. The decrease in security deposits and other liabilities of $31,657 was due primarily to severance benefits paid to one Partnership employee whose employment was terminated on February 28, 2001. The remaining liabilities at September 30, 2001 are primarily remaining severance benefits accrued but not yet paid.

     During the three months ended September 30, 2001, the Partnership made Cash Distributions from Operations totaling $258,748 related to the three month period ended June 30, 2001. Subsequent to September 30, 2001, the Partnership made a Cash Distribution from Operations of $158,817 relating to the three months ended September 30, 2001. The distributed funds were derived from the net cash flow generated from operations of the Partnership's properties and from interest earned, net of administrative expenses, on funds invested in short-term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's remaining property (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short-term money market instruments and ultimately through the sale of the Partnership's remaining property.

Results of Operations

     The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties owned during the third quarter of 2001.

                                                  Three Months Ended                   Nine Months Ended
                                                     September 30,                        September 30,
                                            -----------------------------         -----------------------------
                                               2001               2000               2001               2000
                                            ----------         ----------         ----------         ----------
Mountain View Plaza Shopping Center
   Rental income                            $      -0-         $  313,764         $    3,924         $  856,323
   Bad debt expense                                -0-                -0-                -0-                -0-
   Average occupancy                                                  100%                                  100%

Castle Oaks Village Shopping Center
   Rental income                            $      -0-         $  105,277         $  144,403         $  315,254
   Bad debt expense                                -0-                -0-                -0-              2,276
   Average occupancy                                                   84%                                   83%

Tower Place Festival Shopping Center
   Rental income                            $  439,322         $  274,964         $1,172,459         $  889,002
   Gain on termination of lease                    -0-                -0-                -0-            898,562
   Bad debt expense                                -0-                 26                -0-             10,238
   Average occupancy                                91%                77%                92%                77%

     Rental income at Castle Oaks Village in Castle Hills (San Antonio), Texas decreased $170,851 for the nine months ended September 30, 2001 as compared to the same period in 2000 due to the fact that the property was sold on May 4, 2001. Thus, during 2001, this property reflects only four months of revenue.

     Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina increased $283,457 for the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to higher occupancy. General Cinema, which occupied approximately 28% of the total leaseable space at Tower Place, terminated its lease on February 14, 2000, after payment of approximately $2,200,000 as consideration for the termination of its lease. The Partnership recorded a gain on termination of the lease of $898,562. Pursuant to a lease with Bally Total Fitness Corporation signed on February 14, 2000, a new Bally Total Fitness facility was constructed on the site previously occupied by the theater. Bally began paying rent in April 2001 and opened for business on April 27, 2001. In addition to the Bally Total Fitness facility, approximately 6,500 square feet of new retail space was constructed on the site previously occupied by the theater.

     Tower Place averaged 91% occupancy during the third quarter of 2001, unchanged from the previous quarter. A new tenant who signed a lease for 2,100 square feet during the second quarter of 2001 took occupancy of its space in August. During the quarter, asphalt repairs were completed and the parking lot was striped in August. Also, the pylon sign at the entrance of the shopping center was refurbished. As of September 30, 2001, Tower Place was 97% leased.

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

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs and amortization of deferred leasing costs. Property operating expenses, excluding the expenses incurred during the nine months ended September 30, 2001 and September 30, 2000 from Mountain View Plaza, which was sold on September 26, 2000, decreased $44,893 (12%) for the period ended September 30, 2001 as compared to the same period in 2000 due to lower operating costs at Castle Oaks. Castle Oaks' total operating expenses decreased $64,531 (52%) primarily due to the fact that Castle Oaks was sold on May 4, 2001. Tower Place's total operating expenses increased $19,638 (8%) primarily because of higher repair and maintenance costs, property management fees and amortization of deferred leasing costs.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. ("MIP II"). The Partnership and MIP II entered into the sharing arrangement relating to shared operating costs in 1990 in conjunction with the changeover to self management. The cost sharing arrangement was based upon the amount of capital raised by each partnership, the number of investors, the nature and value of their respective properties, the time and responsibility involved in supervising the on-site property managers and other factors. It was agreed at that time that if there was a significant change in the business, affairs or operations of either partnership, then the two partnerships would agree to a change in the percentage allocated to the two partnerships in a manner that the respective General Partners believe is fair, just and equitable to each partnership. From 1990 through 2000, this original sharing ratio was appropriate. Furthermore, because both partnerships were active in 2000 and 2001 with sales activity ongoing, no change was made in the sharing ratio through June of 2001. At July 1, 2001, the only remaining property owned was Tower Place Festival, which is owned in a joint venture (Tower Place Joint Venture) owned 85% by the Partnership and 15% by MIP II. Because of the uncertainty in the real estate market since the September 11th terrorist attack on the United States, management believes it is likely to take longer to sell the remaining property than was originally anticipated. Therefore, the General Partners of the Partnership and MIP II decided to re-evaluate the expense sharing relationship for shared expenses. Based on a review of the remaining outstanding capital (net of retained net sale proceeds to be distributed prior to liquidation) and the other factors described above, the General Partners of the Partnership and MIP II have changed the sharing arrangement for common expenses as follows. The cost of the asset manager will be shared 85% by the Partnership and 15% by MIP II, effective May 1, 2001, since after the sale of Castle Oaks the only property owned by either partnership is Tower Place

Festival. All other shared costs will be shared in the ratio of 67% by the Partnership and 33% by MIP II, effective July 1, 2001. There will be no change in the partnerships' sharing of any severance benefits paid (47% by the Partnership and 53% by MIP II), since these costs are in recognition of the employees' service to the partnerships during the entire holding period.

     General and administrative expenses increased $33,883 (13%) for the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to the increase in the Partnership's portion of shared costs described above.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Partnership is currently assessing the impact of such adoption and currently believes the effect, if any, will not be material to the Partnership's financial position or operating results.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the third quarter of the year covered by this report through the solicitation of proxies or otherwise.

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

     (b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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

                                        MURRAY INCOME PROPERTIES I, LTD.

                                        By: Murray Realty Investors VIII, Inc.
                                            a General Partner



Date:  November 12, 2001                By:    /s/ Mitchell Armstrong
                                           --------------------------------
                                             Mitchell Armstrong
                                             President and
                                             Chief Financial Officer

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