Form 10-K405
period 2001-12-31
MURRAY INCOME PROPERTIES I LTD
filed 2002-03-22
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K


(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended DECEMBER 31, 2001


                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to ________________

                               COMMISSION FILE NO.
                                     0-14105

                                 ---------------

                        MURRAY INCOME PROPERTIES I, LTD.
             (Exact Name of Registrant as Specified in its Charter)


                TEXAS                                            75-1946214
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

   13615 NEUTRON ROAD, DALLAS, TEXAS                                75244
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

                                TABLE OF CONTENTS

                                     PART I

                                                                              Page
Item 1.   Business                                                             1

Item 2.   Properties                                                           2

Item 3.   Legal Proceedings                                                    2

Item 4.   Submission of Matters to a Vote of Security Holders                  2

                                     PART II

Item 5.   Market for the Partnership's Limited Partnership
          Interests and Related Security Holder Matters                        3

Item 6.   Selected Financial Data                                              3

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  4

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk           9

Item 8.   Financial Statements and Supplementary Data                         10

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 22

                                    PART III

Item 10.  Directors and Executive Officers of the Partnership                 23

Item 11.  Executive Compensation                                              24

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                      25

Item 13.  Certain Relationships and Related Transactions                      26

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                                 27

Signatures                                                                    34

Index to Exhibits                                                             35

                                     PART I

ITEM 1. BUSINESS.

     General. Murray Income Properties I, Ltd. (the "Partnership") was formed March 12, 1984 under the Texas Uniform Limited Partnership Act to acquire recently constructed income producing shopping centers located in growth markets. As of November 1989, the Partnership became governed by the Texas Revised Limited Partnership Act. The General Partners of the Partnership are Murray Realty Investors VIII, Inc., a Texas corporation, and Crozier Partners VIII, Ltd., a Texas limited partnership.

     The Partnership acquired its first shopping center, Mountain View Plaza ("Mountain View"), in 1985, and its second shopping center, Castle Oaks Village ("Castle Oaks"), in 1986. The Partnership also in 1986 acquired an 85% interest in Tower Place Joint Venture, which owns Tower Place Festival Shopping Center ("Tower Place"). The remaining 15% interest in the joint venture is owned by Murray Income Properties II, Ltd. ("MIP II"), a publicly registered real estate limited partnership, the general partners of which are affiliates of the General Partners. All acquisitions were paid for in cash. For a more detailed description of the joint venture interest and the properties owned by the Partnership, see "Item 2. Properties".

     The Partnership is in competition for tenants for its remaining property with other real estate limited partnerships as well as with individuals, corporations, real estate investment trusts, pension funds and other entities engaged in the ownership and operation of retail real estate. When evaluating a particular location to lease, a tenant may consider many factors, including, but not limited to, space availability, rental rates, lease terms, access, parking, quality of construction and quality of management. While the General Partners believe that the Partnership's remaining property is generally competitive with other properties with regard to these factors, there can be no assurance that, in the view of a prospective tenant, other retail properties will not be more attractive.

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale, sold Mountain View during 2000, sold Castle Oaks in May 2001, and continues to operate until such time as the property is sold. If the Partnership is successful in selling the sole remaining property, the Partnership will be liquidated and dissolved as soon as practicable thereafter.

     Mountain View Plaza Shopping Center. On September 26, 2000, pursuant to a Purchase and Sale Agreement dated effective as of July 12, 2000, the Partnership sold Mountain View, located in Scottsdale, Arizona, for a sales price of $7,420,000 in cash. The Partnership recorded a gain on sale in the amount of $1,850,602 related to this sale.

     Castle Oaks Village Shopping Center. On May 4, 2001, pursuant to a Purchase and Sale Agreement dated effective as of February 16, 2001, the Partnership sold Castle Oaks, located in San Antonio, Texas, for a sales price of $3,150,000 in cash. The Partnership recorded a gain on sale in the amount of $327,383 related to this sale.

     Tower Place Festival Shopping Center. At December 31, 2001, Tower Place was 97% leased. One tenant, Bally Total Fitness, leases 22.3% of the total rentable space of the property and another, J&K Cafeterias, leases 10.5% of the total rentable space. The Bally lease expires on April 30, 2016 with the tenant having the option to extend the term of the lease for three successive terms of five years each. The J&K Cafeterias lease expires on April 30, 2004, and the tenant has the option to renew for two periods of five years each. At December 31, 2000, Tower Place was 93% leased.

     Tower Place is subject to competition from similar types of properties in the vicinity in which it is located. The following information on such competitors has been obtained from sources believed reliable by the Partnership. The accuracy of this information was not independently verified by the Partnership.

                                     Rentable              Percent Leased at
           Property                 Square Feet            December 31, 2001
           --------                 -----------            -----------------
               1                      251,829                        91%
               2                      132,647                        97%
               3                       75,000                        92%

     The Partnership has no employees. However, the Partnership is required to reimburse a portion of the costs of employees to Murray Income Properties II, Ltd., an affiliate of the Partnership. Please see "Item 11. Executive Compensation."

     For a definition of the terms used herein and elsewhere in this Form 10-K, see "Glossary" incorporated by reference herein as contained in the Prospectus dated May 31, 1984 filed as a part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016), which Glossary is attached hereto as
Exhibit 99a.

ITEM 2.    PROPERTIES.

     The Partnership owns an 85% interest in Tower Place Joint Venture which owns the property described below:

     Pineville (Charlotte),         Tower Place Festival Shopping Center
       North Carolina               A 114,876 square foot shopping center
                                    situated on 10.777 acres. At December
                                    31, 2001, Tower Place was 97% leased at an average annual lease rate of $14.32 per square foot. Lease rental rates range from $9.00 to $18.00 per square foot.

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

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

     A public market for Interests does not exist and is not likely to develop. Consequently, a Limited Partner may not be able to liquidate his, her or its investment in the event of emergency or for any other reason, and Interests may not be readily accepted as collateral for a loan. Further, the transfer of Interests is subject to certain limitations. For a description of such limitations, see Article XIII of the Agreement of Limited Partnership as contained in the Prospectus dated May 31, 1984 filed as a part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016), which provision is attached hereto as Exhibit 99b.

     At December 31, 2001, there were 2,134 record holders, owning an aggregate of 28,227 Interests.

     The Partnership made its initial Cash Distribution from Operations following the quarter ended March 31, 1985, the first complete quarter subsequent to the acceptance of subscriptions for the minimum number of Interests offered, and has continued to make distributions after each subsequent quarter. See "Item 6. Selected Financial Data" for the cash distributions per Limited Partnership Interest during the period from January 1, 1997 to December 31, 2001. Of the $134.41 per Limited Partnership Interest distributed during calendar year 2001, $104.66 represents a distribution of net proceeds from sales and $29.75 represents a distribution from operations. The Partnership intends to continue making Cash Distributions from Operations on a quarterly basis while it markets the remaining property for sale.

ITEM 6.    SELECTED FINANCIAL DATA.

                                                                For Years Ended December 31,
                             ---------------------------------------------------------------------------------
                                   2001              2000           1999              1998             1997
                             -------------     -------------  -------------     -------------    -------------
Income                       $   2,200,424     $   5,482,302  $   3,328,988     $   3,271,883    $   3,298,152
Earnings Before
  Minority Interest              1,340,650         3,960,136      1,300,528         1,256,104        1,275,571
Minority Interest
  In Joint Venture's
  Earnings                         189,257           267,270        137,992           140,298          135,394
Net Earnings                     1,151,393         3,692,866      1,162,536         1,115,806        1,140,177
Basic earnings per
  Limited Partnership
  Interest*                          36.14            110.89          40.36             38.74            39.59
Distributions per
  Limited Partnership
  Interest*                         134.41            294.95          60.00             60.00            58.13
Total Assets at
  Year End                   $  10,383,232     $  13,264,355  $  18,039,946     $  18,661,233    $  19,350,195

* Based on Limited Partnership Interests outstanding at year end and net earnings or distributions allocated to the Limited Partners.

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

     On May 4, 2001, the Partnership sold Castle Oaks for a sales price of $3,150,000. After reductions for the collection of estimated straight line rent receivable of $21,197 and sales costs of $120,371, the sale resulted in net sales proceeds to the Partnership of $3,008,432. The Partnership recorded a gain on sale in the amount of $327,383 related to this sale.

     During the second quarter of 2001, two potential buyers entered into non-binding letters of intent to purchase Tower Place and one of these resulted in a signed contract. While the General Partners believed that these offers represented acceptable sales prices, the prospective purchasers decided to pursue other opportunities, and neither of the transactions closed. Management implemented a new marketing plan which included new marketing materials and targeted new prospective purchasers. Management did not receive any new offers until after the September 11th terrorist attacks on the United States. Between September 11 and September 25, 2001, the General Partners received five offers to purchase the shopping center. All of these offers were for significantly lower prices than the previous offers, and were for prices substantially lower than any prior year appraisals obtained from independent appraisal firms. Although it is impossible to predict future events, management believed that the terrorist attacks, coupled with an already softening economy, created uncertainty in the marketplace that adversely impacted the current real estate investment market. Management believes that these five offers, all received after September 11, reflect the desire of certain speculators to capitalize on the uncertainty in the market and to purchase real estate at below market prices. Therefore, management rejected the five offers and continued to aggressively market the property with the goal of achieving a fair price reflecting the property's tenant base and the location of the shopping center within the Charlotte metropolitan area.

     During the fourth quarter of 2001, an offer to purchase Tower Place was received at a price the General Partners deemed acceptable, and on October 31, 2001, the Tower Place Joint Venture entered into a non-binding letter of intent to sell Tower Place. A formal definitive purchase agreement was negotiated and executed, effective January 2, 2002. A number of contingencies must be satisfied before the property is sold. There can be no assurance that Tower Place will be sold at all or under the terms contained in this purchase agreement.

     If the Partnership is successful in selling the remaining property, the Partnership will be liquidated and dissolved as soon as practicable thereafter. Effective March 10, 2000, the Partnership's properties were reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expected no loss to result from the sale of properties, and no adjustment was made to account for the reclassification to properties held for sale.

     As of December 31, 2001, the Partnership had cash and cash equivalents of $1,488,216. Such amounts represent cash generated from operations, sales of properties held for sale and working capital reserves.

     A decrease in properties held for sale of $4,351,262 from December 31, 2000 to December 31, 2001 is due to the sale of Castle Oaks which was partially offset by an increase in costs incurred at Tower Place related to the new Bally Total Fitness facility.

     Rental income from leases with escalating rental rates is accrued using the straight line method over the related lease terms. At December 31, 2001 and 2000, there were $99,715 and $107,083, respectively, of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management company), and interest receivable on short term investments. The decrease from December 31, 2000 to December 31, 2001 in accounts receivable of $60,798 is primarily due to a decrease in tenant receivables and receivables for straight line rent, partially offset by an increase in receivables for rent collected (but not yet remitted to the Partnership by the property management company).

     Other assets consist primarily of deferred leasing costs. The increase in other assets of $116,546 (exclusive of amortization) is primarily due to an increase in leasing commissions paid at Tower Place and deferred costs related to property sales efforts.

     During the year ended December 31, 2001, the Partnership made Cash Distributions from Operations totaling $933,058 and Cash Distributions from Sales or Refinancings totaling $2,983,948. Subsequent to December 31, 2001, the Partnership made a Cash Distribution from Operations of $158,417 relating to the three months ended December 31, 2001. The distributed funds were derived from the net cash flow generated from operations of the Partnership's remaining property and from interest earned, net of administrative expenses, on funds invested in short term money market instruments.

     Future liquidity is currently expected to result from cash generated from the operations of the Partnership's remaining property (which could be affected negatively in the event of weakened occupancies and/or rental rates), interest earned on funds invested in short term money market instruments and ultimately through the sale of the Partnership's remaining property.

Results of Operations

     Rental income decreased $702,214 (28%) for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Rental income decreased $753,136 (23%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the years ended December 31, 2001, 2000 and 1999, respectively, for each of the Partnership's former or current properties:

                                                                       For the years ended
                                                                           December 31,
                                                          ---------------------------------------------
                                                              2001             2000              1999
                                                          ------------    -------------      -----------
Mountain View Plaza Shopping Center
     Rental income                                          $    3,924      $   859,953       $  969,158
     Bad debt expense (recovery)                                    -0-           3,652             (185)
     Average occupancy                                              --              100%              97%

                                                                       For the years ended
                                                                           December 31,
                                                          ---------------------------------------------
                                                              2001             2000              1999
                                                          ------------    -------------      -----------
Castle Oaks Village Shopping Center
     Rental income                                        $    144,080     $    421,253      $   461,712
     Bad debt expense                                               -0-           2,276               -0-
     Average occupancy                                              --               84%              89%

Tower Place Festival Shopping Center
     Rental income                                        $  1,631,105     $  1,200,117     $  1,803,589
     Gain on termination of lease                                   -0-         898,562               -0-
     Bad debt expense                                               -0-           6,587            8,799
     Average occupancy                                              94%              78%              95%

     Rental income at Castle Oaks decreased $277,173 (66%) for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to the fact that the property was sold on May 4, 2001. Thus, during 2001, this property reflects only four months of revenue. Rental income at Castle Oaks decreased $40,459 (9%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily due to lower occupancy and lower tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs.

     Rental income at Tower Place increased $430,988 (36%) for the year ended December 31, 2001 as compared to the year ended December 31, 2000, primarily due to higher occupancy. Rental income at Tower Place decreased $603,472 (33%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily due to lower occupancy and lower tenant reimbursements for common area maintenance costs, real estate taxes and insurance costs. General Cinema, which occupied 28% of the total leaseable space at Tower Place, terminated its lease on February 14, 2000, after payment of approximately $2,200,000, as consideration for the termination of its lease. The Partnership recorded a gain on termination of the lease of $898,562. Pursuant to a lease with Bally Total Fitness Corporation signed on February 14, 2000, a new Bally Total Fitness facility was constructed on the site previously occupied by the theater. Bally began paying rent in April 2001 and opened for business on April 27, 2001. In addition to the Bally Total Fitness facility, approximately 6,500 square feet of new retail space was constructed on the site previously occupied by the theater.

     Tower Place averaged 94% occupancy for the year ended December 31, 2001, a 16% increase over the previous year. Two new leases totaling 2,170 square feet were signed and the tenants took occupancy during the first quarter. Bally Total Fitness, who occupies 25,637 square feet, opened for business on April 27, 2001. In May 2001, a tenant who occupied 2,100 square feet vacated its space upon expiration of its lease. This space was subsequently leased to a new tenant who took occupancy in August. A tenant who signed a lease for 1,512 square feet took occupancy in June. A restaurant which occupied 2,310 square feet vacated its premises during the second quarter, but the space was leased to a new operator who reopened in July. In conjunction with the construction of the Bally space, an additional 6,470 square feet was built and became available for lease in May. In July, 2,974 square feet of this new space was combined with 2,660 square feet of existing vacant space and leased to a new tenant who took occupancy in October. During the year, three tenants totaling 6,661 square feet renewed their leases for three years. During the third quarter, asphalt repairs were completed and the parking lot was restriped. Also, the pylon sign at the entrance to the shopping center was refurbished. At December 31, 2001, Tower Place was 97% leased.

     Interest income of the Partnership decreased $157,883 (63%) for the year ended December 31, 2001 as compared to the year ended December 31, 2000 primarily due to lower invested funds and lower interest rates. Interest income of the Partnership increased $157,286 (166%) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily due to larger balances of invested funds. The increased balance in invested funds occurred due to investing the proceeds of the net sales proceeds from the sale of Mountain View and the proceeds of the termination fee received from General Cinema at Tower Place prior to the distribution to the partners made on November 15, 2000.

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

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses decreased $368,750 (46%) for the year ended December 31, 2001 as compared to the prior year due to lower operating costs at Mountain View and Castle Oaks. Mountain View's operating expenses decreased due to the fact that it was sold during the prior year. Castle Oaks' total operating expenses decreased $104,283 (64%) due to the fact that the property was sold on May 4, 2001. Tower Place's total operating expenses increased $23,062 (7%), with higher amortization of deferred leasing costs, property management fees and repair and maintenance costs partially offset by lower utilities, legal costs and leasing and promotions costs.

     Property operating expenses decreased $80,372 (9%) for the year ended December 31, 2000 as compared to the previous year primarily due to lower operating costs at Mountain View due to its sale on September 26, 2000 and lower repair and maintenance costs, property management fees and amortization of deferred leasing costs at Tower Place. Mountain View's total operating expense decreased $41,478 (13%) due to the fact that the property was sold during the year. Castle Oaks' total operating expenses increased $17,386 (12%) due to higher repair and maintenance costs, pest control, landscaping costs and legal fees. Tower Place's total operating expenses decreased $56,280 (14%), with decreases in repair and maintenance costs, landscaping costs, property management fees and amortization of deferred leasing costs partially offset by higher legal expenses and leasing and promotion costs.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. ("MIP II"). The Partnership and MIP II entered into the sharing arrangement relating to shared operating costs in 1990 in conjunction with the changeover to self management. The cost sharing arrangement was based upon the amount of capital raised by each partnership, the number of investors, the nature and value of their respective properties, the time and responsibility involved in supervising the onsite property managers and other factors. It was agreed at that time that if there was a significant change in the business, affairs or operations of either partnership, then the two partnerships would agree to a change in the percentage allocated to the two partnerships in a manner that the respective General Partners believe is fair, just and equitable to each partnership. From 1990 through 2000, this original sharing ratio was consistently applied. Furthermore, because both partnerships were active in 2000 and 2001 with sales activity ongoing, no change was made in the sharing ratio through June of 2001. At July 1, 2001, the only remaining property owned was Tower Place Festival, which is owned in a joint venture (Tower Place Joint Venture) owned 85% by the Partnership and 15% by MIP II. Therefore, the General Partners of the Partnership and MIP II decided to reevaluate the expense sharing relationship for shared expenses. Based on a review of the remaining outstanding capital (net of retained net sale proceeds to be distributed prior to liquidation) and the other factors described above, the General Partners of the Partnership and MIP II changed the sharing arrangement for common expenses as follows. The cost of the asset manager will be shared 85% by the Partnership and 15% by MIP II, effective May 1, 2001, since after the sale of Castle Oaks, the only property owned by either partnership was Tower Place Festival. All other shared costs will be shared in the ratio of 67% by the Partnership and 33% by MIP II, effective July 1, 2001. There will be no change in the partnerships' sharing of any severance benefits paid (47% by the Partnership and 53% by MIP II), since these costs are in recognition of the employees' service to the partnerships during the life of the respective partnerships. Amounts reimbursed for the years ended December 31, 2001, 2000 and 1999 totaled $285,638, $215,613 and $198,276, respectively.

     General and administrative expenses decreased $147,025 (26%) for the year ended December 31, 2001 as compared to the year ended December 31, 2000, with decreases in the accrual of severance benefits offset by increases in accounting and legal fees.

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

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 had no effect on the Partnership's financial position or results of operations.

     The effect of inflation on results of operations for the years ended December 31, 2001, 2000 and 1999 was not significant.

     Words or phrases when used in the Form 10-K or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes" or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. It is our opinion that we fully disclose our significant accounting policies in the Notes to the Financial Statements. Consistent with our disclosure policies we include the following discussion related to what we believe to be our most critical accounting policies that require our most difficult, subjective or complex judgment:

     Revenue Recognition - Rental income is the primary source of income for the Partnership. Rental income with scheduled rent increases is recognized using the straight-line method over the term of the lease. Deferred rent receivables are included in accounts receivable and represents the aggregate excess of rental revenue recognized on a straight-line basis over cash received under the related lease provisions.

     Valuation of Real Estate - Real estate investments are accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of which has been superceded by SFAS 144 effective January 1, 2002 (see above). At December 31, 2001, the Partnership's one investment in real estate, which is owned through its 85% investment in Tower Place Joint Venture, is held for sale. Accordingly, this investment is carried at the lower of 85% of the carrying value or fair value of the property. Depreciation and amortization has been suspended on the property since March 10, 2000, which is the date the property's classification was changed to held for sale. Management is required to make assessments as to whether there is impairment in the value of the property. These assessments potentially have a direct impact on net earnings as any impairment results in taking an immediate loss as of the date the impairment occurs.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable and security deposits. The carrying amounts of these instruments approximate fair value due to the short term nature of these instruments. Therefore, the Partnership believes it is relatively unaffected by interest rate changes or other market risks except for the potential increase or decrease in interest income from its funds invested in short term money market funds.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed as part of this report:

                                                                       Page
                                                                     Number
                                                                     ------
Independent Auditors' Report                                             11

Consolidated Balance Sheets - December 31, 2001 and 2000                 12

Consolidated Statements of Earnings - Years ended
     December 31, 2001, 2000, and 1999                                   13

Consolidated Statements of Changes in Partners' Equity -
     Years ended December 31, 2001, 2000, and 1999                       14

Consolidated Statements of Cash Flows - Years ended
     December 31, 2001, 2000 and 1999                                    15

Notes to Consolidated Financial Statements                            16-21

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties I, Ltd.:

We have audited the accompanying consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 2001 and 2000, and the related consolidated statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Murray Income Properties I, Ltd. and consolidated joint venture as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                          KPMG LLP


Dallas, Texas
February 27, 2002

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000


                                                        2001            2000
                                                    ------------    ------------
ASSETS

Properties held for sale (note 3):
     Land                                           $  2,187,512    $  3,427,563
     Buildings and improvements                       11,288,786      14,399,997
                                                    ------------    ------------
                                                      13,476,298      17,827,560
     Less accumulated depreciation                    (5,165,305)      7,334,946
                                                    ------------    ------------
       Net properties held for sale                    8,310,993      10,492,614
Cash and cash equivalents                              1,488,216       2,174,211
Accounts receivable                                      189,297         250,095
Other assets, at cost, net of accumulated
     amortization of $457,845 and $504,409 in
     2001 and 2000, respectively                         394,726         347,435
                                                    ------------    ------------
                                                    $ 10,383,232    $ 13,264,355
                                                    ============    ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                    $     17,786    $     77,186
Accrued property taxes                                   103,282         160,033
Security deposits and other liabilities                  332,992         335,608
                                                    ------------    ------------
       Total liabilities                                 454,060         572,827
                                                    ------------    ------------


Minority interest in joint venture (note 3)            1,365,351       1,362,094
                                                    ------------    ------------

Partners' equity:
     General Partners:
       Capital contributions                               1,000           1,000
       Cumulative net earnings                           957,194         826,046
       Cumulative cash distributions                    (985,219)       (862,074)
                                                    ------------    ------------
                                                         (27,025)        (35,028)
                                                    ------------    ------------

Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs     24,570,092      24,570,092
     Cumulative net earnings                          17,502,462      16,482,217
     Cumulative cash distributions                   (33,481,708)    (29,687,847)
                                                    ------------    ------------
                                                       8,590,846      11,364,462
                                                    ------------    ------------
         Total partners' equity                        8,563,821      11,329,434
                                                    ------------    ------------
                                                    $ 10,383,232    $ 13,264,355
                                                    ============    ============

See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                         Years Ended
                                                         December 31,
                                             ------------------------------------
                                                2001         2000         1999
                                             ----------   ----------   ----------
INCOME:
     Rental (note 3)                         $1,779,109   $2,481,323   $3,234,459
     Interest                                    93,932      251,815       94,529
     Gain on termination of lease (note 4)          -0-      898,562          -0-
     Gain on sale of property (note 3)          327,383    1,850,602           -0
                                             ----------   ----------   ----------
                                              2,200,424    5,482,302    3,328,988
                                             ----------   ----------   ----------

EXPENSES:
     Depreciation                                   -0-      134,102      828,355
     Property operating                         435,804      804,554      884,926
     General and administrative (note 7)        423,970      570,995      306,565
     Bad debts                                      -0-       12,515        8,614
                                             ----------   ----------   ----------
                                                859,774    1,522,166    2,028,460
                                             ----------   ----------   ----------

       Earnings before minority interest      1,340,650    3,960,136    1,300,528

Minority interest in joint venture's
     earnings (note 3)                          189,257      267,270      137,992
                                             ----------   ----------   ----------
       Net earnings                          $1,151,393   $3,692,866   $1,162,536
                                             ==========   ==========   ==========

Net earnings allocated to Limited Partners   $1,020,245   $3,129,993   $1,139,285
                                             ==========   ==========   ==========

Basic earnings per limited partnership
     Interest                                $    36.14   $   110.89   $    40.36
                                             ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                   General         Limited
                                                   Partners        Partners         Total
                                                 ------------    ------------    ------------
YEAR ENDED DECEMBER 31, 1999:

     Balance at December 31, 1998                $   (160,476)   $ 17,114,473    $ 16,953,997
     Net earnings                                      23,251       1,139,285       1,162,536
     Cash distributions ($60.00 per limited
       partnership interest)                          (34,564)     (1,693,620)     (1,728,184)
                                                 ------------    ------------    ------------
     Balance at December 31, 1999                $   (171,789)   $ 16,560,138    $ 16,388,349
                                                 ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 2000:

     Net earnings                                     562,873       3,129,993       3,692,866
     Cash distributions ($294.95 per limited
       partnership interest including
       $175.00 in distributions of net
       sales proceeds)                               (426,112)     (8,325,669)     (8,751,781)
                                                 ------------    ------------    ------------
     Balance at December 31, 2000                $    (35,028)   $ 11,364,462    $ 11,329,434
                                                 ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 2001:

     Net earnings                                     131,148       1,020,245       1,151,393
     Cash distributions ($134.41 per limited
       partnership interest including $104.66
       in distributions of net sales proceeds)       (123,145)     (3,793,861)     (3,917,006)
                                                 ------------    ------------    ------------
     Balance at December 31, 2001                $    (27,025)   $  8,590,846    $  8,563,821
                                                 ============    ============    ============


See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Years ended
                                                                       December 31,
                                                         -----------------------------------------
                                                            2001           2000           1999
                                                         -----------    -----------    -----------
Cash flows from operating activities:
   Net earnings                                          $ 1,151,393    $ 3,692,866    $ 1,162,536
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Bad debts, net                                            -0-         12,515          8,614
       Depreciation                                              -0-        134,102        828,355
       Amortization of other assets                           43,068         58,709         68,693
       Gain on sale of property held for sale               (327,383)    (1,850,602)           -0-
       Gain on termination of lease                              -0-       (898,562)           -0-
       Proceeds from termination of lease                        -0-      2,206,834            -0-
       Minority interest in joint venture's earnings         189,257        267,270        137,992
       Change in assets and liabilities:
         Accounts receivable                                  60,798        174,906         (2,279)
         Other assets                                       (116,546)      (189,455)      (154,932)
         Accounts payable                                    (59,400)        42,306         21,713
         Accrued property taxes and security deposits        (59,367)       116,726          6,356
                                                         -----------    -----------    -----------
           Net cash provided by operating activities         881,820      3,767,615      2,077,048
                                                         -----------    -----------    -----------

Cash flows from investing activities:
   Additions to properties held for sale                    (473,241)    (1,542,251)      (100,766)
                                                                                       -----------
   Net proceeds from sale of property                      3,008,432      7,008,443            -0-
                                                         -----------    -----------    -----------
     Net cash provided by (used in) investment
       activities                                          2,535,191      5,466,192       (100,766)
                                                         -----------    -----------    -----------
Cash flows from financing activities:
   Distributions to minority interest in joint venture      (186,000)      (441,750)      (221,700)
   Capital contribution received from minority
     investor in joint venture                                   -0-        298,772            -0-
   Cash distributions                                     (3,917,006)    (8,751,781)    (1,728,184)
                                                         -----------    -----------    -----------
     Net cash used in financing activities                (4,103,006)    (8,894,759)    (1,949,884)
                                                         -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents        (685,995)       339,048         26,398
Cash and cash equivalents at beginning of year             2,174,211      1,835,163      1,808,765
                                                         -----------    -----------    -----------
Cash and cash equivalents at end of year                 $ 1,488,216    $ 2,174,211    $ 1,835,163
                                                         ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


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

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale and continues to operate one remaining property until such time as this property is sold and the Partnership is dissolved and liquidated. Effective March 10, 2000, the Partnership's properties were reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expected no loss to result from the sale of its properties, and no adjustment was made to account for the reclassification to properties held for sale.

     Rental income is recognized as earned under the leases. Accordingly, the Partnership accrues rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 2001 and 2000, there were $99,715 and $107,083, respectively, of accounts receivable related to such accruals.

     Other assets consist primarily of deferred leasing costs, which are amortized using the straight line method over the lives of the related leases.

     Prior to March 10, 2000, depreciation was provided over the estimated useful lives of the respective assets using the straight line method. The estimated useful lives of the buildings and improvements ranged from three to twenty five years. No depreciation has been provided on properties held for sale after March 10, 2000, the date on which the Partnership changed the classification of its properties to properties held for sale.



                                                                       Continued

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Partnership periodically reevaluates the propriety of the carrying amounts of investment properties to determine whether current events and circumstances warrant an adjustment to such carrying amounts. Such evaluations are performed utilizing estimated fair values less cost to sell. In the event the carrying value of an individual property exceeds expected future undiscounted cash flows, the property is written down to the most recently appraised value. Since inception of the Partnership, none of the Partnership's properties have required impairment write downs.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 had no effect on the Partnership's financial position or results of operations.

     No provision for income taxes has been made as the liabilities for such taxes are those of the individual Partners rather than the Partnership. The Partnership files its tax return on the accrual basis used for Federal income tax purposes.

     Basic earnings and cash distributions per limited partnership interest are based upon the Limited Partnership Interests outstanding during the year and the net earnings and cash distributions allocated to the Limited Partners in accordance with in accordance with the Partnership Agreement, as amended. Basic earnings per Limited Partnership Interest is based on year-end partnership interests outstanding as there has been no change in partnership interests in any period included in these financial statements. There are no dilutive potential partnership interests and, therefore, there is no difference in basic earnings per Limited Partner Interest and diluted earnings per Limited Partner Interests.

     The following information relates to estimated fair values of the Partnership's financial instruments as of December 31, 2001 and 2000. For cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable, and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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




                                                                       Continued

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in audited financial statements, as well as related disclosures about products and services, geographic areas, and major customers. The Partnership defined each of its shopping centers as operating segments; however, management determined that all of its properties had similar economic characteristics and also met the other criteria which permit the properties to be aggregated into one reportable segment. Management of the Partnership had made decisions about resource allocation and performance assessment based on the same financial information presented throughout these consolidated financial statements.

     The Partnership had no outstanding receivable balances at December 31, 2001 or 2000, which, individually, exceeded 5% of the Partnership's total assets.

     Rental income from a major customer was approximately $448,000 for the year ended December 31, 1999.

     Operating leases with tenants range in terms from two to 20 years. Fixed minimum future rentals under existing leases at December 31, 2001 are as follows:

     Year ending December 31:
                2002                     $  1,559,364
                2003                        1,347,324
                2004                          980,168
                2005                          692,947
                2006                          463,542
                Thereafter                  3,540,299
                                         ------------
                                         $  8,583,644
                                         ============

     Rental income includes $257,325, $551,597 and $586,796 in 2001, 2000 and
1999, respectively, related to reimbursements from tenants for common area maintenance costs, real estate taxes and insurance costs.

4.   GAIN ON TERMINATION OF LEASE

     On February 14, 2000, the Partnership executed a lease termination agreement with General Cinema at Tower Place. Pursuant to this agreement, General Cinema paid Tower Place Joint Venture a termination fee of $2,206,834 as consideration for the Joint Venture releasing the tenant from its future lease obligations, including $197,957 of straight line rent receivable. In conjunction with the termination, the Joint Venture retired the net book value of the theater and related assets of $1,110,315, which was demolished. The Partnership recorded a gain on termination of the lease of $898,562 during the year ended December 31, 2000. Pursuant to a lease with Bally Total Fitness Corporation signed February 14, 2000, a new Bally facility was constructed on the site previously occupied by the theater.



                                                                       Continued

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RECONCILIATION OF CONSOLIDATED FINANCIAL STATEMENT NET EARNINGS AND PARTNERS' EQUITY TO FEDERAL INCOME TAX BASIS NET EARNINGS AND PARTNERS' EQUITY

     Reconciliation of consolidated financial statement net earnings to Federal income tax basis net earnings is as follows:

                                                                          Years Ended
                                                                          December 31,
                                                          --------------------------------------------
                                                              2001            2000            1999
                                                          ------------    ------------    ------------
Net earnings - financial statement basis                  $  1,151,393    $  3,692,866    $  1,162,536
                                                          ------------    ------------    ------------
   Financial statement basis depreciation/amortization
     over (under) tax basis depreciation/amortization          (61,630)       (231,790)         20,343
   Financial statement basis rental income
     under (over) tax basis rental income                        5,170          (3,118)         (7,887)
   Financial statement basis joint venture earnings
     under (over) tax basis joint venture earnings            (366,293)        835,734          68,320
   Financial statement basis general and administrative
     expenses over tax basis general and administrative
     expenses                                                      -0-         235,000             -0-
   Financial statement gain on sale of property under
     tax basis gain on sale of property                         39,830         679,373             -0-
                                                          ------------    ------------    ------------
Sub-total                                                     (382,923)      1,515,199          80,776
                                                          ------------    ------------    ------------
Net earnings - Federal income tax basis                   $    768,470    $  5,208,065    $  1,243,312
                                                          ============    ============    ============

     Reconciliation of consolidated financial statement partners' equity to Federal income tax basis partners' equity is as follows:

                                                                          December 31,
                                                          --------------------------------------------
                                                              2001            2000            1999
                                                          ------------    ------------    ------------
Total partners' equity - financial statement basis        $  8,563,821    $ 11,329,434    $ 16,388,349
     Current year financial statement net earnings
       under tax basis net earnings                           (382,923)      1,515,199          80,776
     Cumulative prior years financial statement net
       earnings over tax basis net earnings                    514,705      (1,000,494)     (1,081,270)
                                                          ------------    ------------    ------------
   Total partners' equity - Federal income tax basis      $  8,695,603    $ 11,844,139    $ 15,387,855
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



                                                                       Continued

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   SELECTED QUARTERLY FINANCIAL DATA, (UNAUDITED)

                                                                   Quarter Ended
                                                  -------------------------------------------------
                                                    First       Second        Third        Fourth
                                                  -------------------------------------------------
Year Ended December 31, 2001:
Income                                            $  462,605   $  814,725   $  454,748   $  468,346
Net earnings                                         193,732      561,153      208,453      188,055
Basic earnings per limited partnership interest   $     6.18   $    17.39   $     6.47   $     6.10


Year Ended December 31, 2000:
Income                                            $1,667,418   $  691,210   $2,560,964   $  562,710
Net earnings                                       1,036,271      333,353    2,244,718       78,524
Basic earnings per limited partnership interest   $    35.98   $    11.57   $    63.46   $    (0.12)


7.   GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to Murray Income Properties II, Ltd. ("MIP II"). The Partnership and MIP II entered into the sharing arrangement relating to shared operating costs in 1990 in conjunction with the changeover to self management. The cost sharing arrangement was based upon the amount of capital raised by each partnership, the number of investors, the nature and value of their respective properties, the time and responsibility involved in supervising the onsite property managers and other factors. It was agreed at that time that if there was a significant change in the business, affairs or operations of either partnership, then the two partnerships would agree to a change in the percentage allocated to the two partnerships in a manner that the respective General Partners believe is fair, just and equitable to each partnership. From 1990 through 2000, this original sharing ratio was consistently applied. Furthermore, because both partnerships were active in 2000 and 2001 with sales activity ongoing, no change was made in the sharing ratio through June of 2001. At July 1, 2001, the only remaining property owned was Tower Place Festival, which is owned in a joint venture (Tower Place Joint Venture) owned 85% by the Partnership and 15% by MIP II. Therefore, the General Partners of the Partnership and MIP II decided to reevaluate the expense sharing relationship for shared expenses. Based on a review of the remaining outstanding capital (net of retained net sale proceeds to be distributed prior to liquidation) and the other factors described above, the General Partners of the Partnership and MIP II changed the sharing arrangement for common expenses as follows. The cost of the asset manager will be shared 85% by the Partnership and 15% by MIP II, effective May 1, 2001, since after the sale of Castle Oaks, the only property owned by either partnership was Tower Place Festival. All other shared costs will be shared in the ratio of 67% by the Partnership and 33% by MIP II, effective July 1, 2001. There will be no change in the partnerships' sharing of any severance benefits paid (47% by the Partnership and 53% by MIP
II), since these costs are in recognition of the employees' service to the partnerships during the life of the respective partnerships. Amounts reimbursed for the years ended December 31, 2001, 2000 and 1999 totaled $285,638, $215,613 and $198,276, respectively.

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

Crozier Partners VIII, Ltd., General Partner

     Jack E. Crozier, 73, General Partner. From 1954 through July 1990, Mr. Crozier was affiliated with Murray Financial Corporation and various of its affiliates. From 1977 through 1988, he was President of Murray Financial Corporation, and from 1982 until June 1989 he also served as President of Murray Savings Association, a principal affiliate of Murray Financial Corporation. He served as President or Director of various other subsidiaries of Murray Financial Corporation which were engaged in real estate finance, development and management. He also served as the general partner in a number of publicly registered limited partnerships, and a number of non-registered limited partnerships, all of which had real estate as their principal assets.

Murray Realty Investors VIII, Inc., Corporate General Partner

     The directors and executive officers of Murray Realty Investors VIII, Inc. are:

     Mitchell L. Armstrong, 51, President and Director. Mr. Armstrong became President of Murray Realty Investors VIII, Inc. on November 15, 1989. From September 1984 to November 15, 1989, he was Senior Vice President - Product Development of Murray Realty Investors, Inc. and Murray Property Investors, and Vice President - Tax for Murray Properties Company. From November 1988 to November 15, 1989, he also served as Secretary to these companies. From August 1983 to September 1984, he was Executive Vice President of Dover Realty Investors. From September 1980 to August 1983, he was with Murray Properties Company, in charge of tax planning and reporting. From July 1972 to August 1980, he was with the international accounting firm of Deloitte Haskins and Sells (now Deloitte & Touche). Mr. Armstrong is a Certified Public Accountant and a Certified Financial Planner and holds a Bachelor of Business Administration degree with high honors in Accounting from Texas Tech University. He is a member of the American Institute of Certified Public Accountants and a member of the Institute of Certified Financial Planners.

     W. Brent Buck, 46, Executive Vice President and Director. Mr. Buck became Executive Vice President of Murray Realty Investors VIII, Inc., on November 15, 1989. From September 1981 to November 15, 1989, Mr. Buck served in various capacities for Murray Properties Company and certain subsidiaries. His primary responsibilities included property acquisitions and asset management. He was responsible for initially identifying and negotiating the purchase of all properties in the Partnership, except for Mountain View Plaza Shopping Center. Since their acquisition to the present time, he has continued to oversee the management of all properties of the Partnership. Mr. Buck holds a Master of Business Administration degree in Finance and a Bachelor of Public Administration degree in Urban Administration from the University of Mississippi. He also holds a Mississippi broker's license.

ITEM 11.   EXECUTIVE COMPENSATION.

     The Partnership does not have any employees. However, pursuant to an amendment to the Partnership Agreement effective November 15, 1989, it reimburses MIP II a portion of executive compensation incurred in the management of that partnership and the Partnership. MIP II is a real estate limited partnership, the general partners of which are affiliates of the General Partners of the Partnership.

     The Partnership and MIP II entered into the sharing arrangement relating to shared operating costs in 1990 in conjunction with the changeover to self management. The cost sharing arrangement was based upon the amount of capital raised by each partnership, the number of investors, the nature and value of their respective properties, the time and responsibility involved in supervising the onsite property managers and other factors. It was agreed at that time that if there was a significant change in the business, affairs or operations of either partnership, then the two partnerships would agree to a change in the percentage allocated to the two partnerships in a manner that the respective General Partners believe is fair, just and equitable to each partnership. From 1990 through 2000, this original sharing ratio was appropriate. Furthermore, because both partnerships were active in 2000 and 2001 with sales activity ongoing, no change was made in the sharing ratio through June of 2001. At July 1, 2001, the only remaining property owned was Tower Place Festival, which is owned in a joint venture (Tower Place Joint Venture) owned 85% by the Partnership and 15% by MIP II. Therefore, the General Partners of the Partnership and MIP II decided to reevaluate the expense sharing relationship for shared expenses. Based on a review of the remaining outstanding capital (net of retained net sale proceeds to be distributed prior to liquidation) and the other factors described above, the General Partners of the Partnership and MIP II changed the sharing arrangement for common expenses as follows. The cost of the asset manager (W. Brent Buck) will be shared 85% by the Partnership and 15% by MIP II, effective May 1, 2001, since after the sale of Castle Oaks, the only property owned by either partnership is Tower Place Festival. All other shared costs, including Mitchell L. Armstrong's compensation, will be shared in the ratio of 67% by the Partnership and 33% by MIP II, effective July 1, 2001. There will be no change in the partnerships' sharing of any severance benefits paid (47% by the Partnership and 53% by MIP II), since these costs are in recognition of the employees' service to the partnerships during the life of the respective partnerships.

     The following table presents the Partnership's share of executive compensation.

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION
                                        ------------------------------------------
                                                                      All Other
Name and Principal Position             Year          Salary          Compensation(1)
---------------------------             ----          ------          ------------
Mitchell L. Armstrong,                  2001          $77,303            $3,382
     President*                         2000           61,645             2,597
                                        1999           60,024             2,548

W. Brent Buck,                          2001           73,052             2,122
     Executive Vice President*          2000           45,906             1,636
                                        1999           44,699             1,571

* Offices held in Murray Realty Investors VIII, Inc., the Corporate General Partner.

(1) The Partnership provides the named executive officers with certain group life, health, medical and other noncash benefits generally available to all salaried employees. The amounts shown in this column include the following:

     (a) Matching contributions by the Partnership under its SIMPLE IRA plan which equaled 3% of each employee's covered compensation (salary and term insurance value). During 2001, the Partnership's matching contributions were $2,341 for Mr. Armstrong and $1,737 for Mr. Buck.

     (b)   Full premium cost of term insurance that will benefit the executive.

     The Partnership and Murray Income Properties II, Ltd. entered into severance agreements with Mr. Armstrong and Mr. Buck effective September 16, 1996. Pursuant to these agreements, upon the occurrence of specified events, the Partnership will be obligated for forty-seven (47%) of any benefits paid pursuant to the agreements to either Mr. Armstrong or Mr. Buck. The agreement with Mr. Armstrong provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by fifteen (15), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by eighteen
(18). The agreement with Mr. Buck provides for a benefit amount equal to the value of the aggregate of one month of his highest monthly salary paid at any time during the twelve months prior to his termination multiplied by twelve
(12), plus the current monthly cost of such health, disability and life benefits (including spousal or similar coverage and coverage for children) which he was receiving or entitled to receive immediately prior to termination multiplied by fourteen (14). As of December 31, 2001, the Partnership had accrued $235,000 related to benefits to be paid to all employees once their services are no longer required, which includes amounts estimated to be paid to Mr. Armstrong and Mr. Buck.

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

     During the operational and liquidation stages of this Partnership, the General Partners and their affiliates receive various fees and distributions. For information on these types of remuneration, reference is made to the section entitled "Management Compensation" as contained in the Prospectus dated May 31, 1984 filed as a part of Amendment No. 2 to Registrant's Form S-11 Registration Statement (File No. 2-90016), which section is attached hereto as Exhibit 99d. See "Item 13. Certain Relationships and Related Transactions" for information on the fees and other compensation or reimbursements paid to the General Partners or their Affiliates during the year ended December 31, 2001.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding voting Interests as of December 31, 2001.

     No General Partner, officer, director or partner of the General Partners beneficially owned or owned of record directly or indirectly any Interest in the Partnership as of December 31, 2001.

     No arrangements are known to the Partnership which may result in a change of control of the Partnership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended December 31, 2001 the Partnership reimbursed MIP II for a portion of the costs associated with the management of the Partnership and MIP II. MIP II is a publicly-registered real estate limited partnership the general partners of which are affiliates of the General Partners of the Partnership. The reimbursement has been included in general and administrative expenses and totaled $285,638, $215,613 and $198,276 for the years ended December 31, 2001, 2000 and 1999, respectively.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1.   Financial Statements - See Index to Financial Statements in
              Item 8 of this Form 10-K

         2.   Financial Statement Schedules with Independent Auditors' report
              Thereon:

              (i)  Consolidated Valuation and Qualifying Accounts
                   (Schedule II) - Years ended December 31, 2001, 2000 and 1999.

              (ii) Consolidated Real Estate and Accumulated Depreciation
                   (Schedule III) - December 31, 2001

     All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

     (b) Reports on Form 8-K filed during the last quarter of the year.

              None.

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

         4 Form of Certificate representing Limited Partnership Interest. Reference is made to Exhibit 4 to Amendment No. 1 to Partnership's Form S-11 Registration Statement, filed with the Securities and Exchange Commission on May 17, 1984. (File No. 2-90016)

       10b Lease Agreement with General Cinema Corporation of North Carolina to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10o to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

       10c Termination of Lease Agreement with General Cinema Corporation of North Carolina, dated February 11, 2000, terminating the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10c to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

       10d Lease Agreement with Bally Total Fitness Corporation to lease certain premises as described within the Lease Agreement dated February 14, 2000 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

       10e Lease Agreement with J&K Cafeterias to lease certain premises as described in the Lease Agreement dated April 12, 1994 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1995. (File No. 0-14105)

       10f Data Processing System Use Agreement between Murray Income Properties I, Ltd. and The Mavricc Management Systems, Inc. dated September 1, 1998. Reference is made to Exhibit 10d to the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. (File No. 0-14105)

       10g Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated January 2, 2002 at Tower Place Festival Shopping Center. Filed herewith.

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

       10l Lease Agreement with Razmiko's, Ltd. to lease certain premises as described with the Lease Agreement dated August 1, 1995 at Castle Oaks Shopping Center. Reference is made to Exhibit 10m to the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1996. (File No. 0-14105)

       10n Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

       10o Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10b to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

       10p Purchase and Sale Agreement dated effective as of January 2, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Filed herewith.

       10q First Amendment to Purchase and Sale Contract dated effective as of February 1, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Filed herewith.

       10r Second Amendment to Purchase and Sale Contract dated effective as of February 14, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Filed herewith.

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

      (d)  Financial Statement Schedules with Independent Auditors' Report
           Thereon:

           (i) Consolidated Valuation and Qualifying Accounts (Schedule II) - Years ended December 31, 2001, 2000 and 1999.

           (ii) Consolidated Real Estate and Accumulated Depreciation (Schedule III) - December 31, 2001.

       All other schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Partners
Murray Income Properties I, Ltd.:

Under date of February 27, 2002 we reported on the consolidated balance sheets of Murray Income Properties I, Ltd. (a limited partnership) and consolidated joint venture as of December 31, 2001 and 2000, and the related consolidated statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001 as contained in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14(a)2 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                      KPMG LLP


Dallas, Texas
February 27, 2002

                                                                     Schedule II

                        MURRAY INCOME PROPERTIES I, LTD.
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                 Balance at   Charged to                Balance at
                                                 beginning     costs and                  end of
           Description                           of period     expenses    Deductions     period
           -----------                           ----------   ----------   ----------   ----------
Allowance for doubtful accounts:

     Year ended December 31, 1999                $    8,676        8,614       10,722        6,568
                                                 ==========   ==========   ==========   ==========

     Year ended December 31, 2000                $    6,568       12,515       19,083          -0-
                                                 ==========   ==========   ==========   ==========

     Year ended December 31, 2001                $      -0-          -0-          -0-          -0-
                                                 ==========   ==========   ==========   ==========


Deductions are primarily for writeoffs of accounts and notes receivables deemed uncollectible by management.

                        MURRAY INCOME PROPERTIES I, LTD.            SCHEDULE III
                             (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED JOINT VENTURE
              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION


                                DECEMBER 31, 2001


                                                                    Costs Capitalized                Gross Amount
                                              Initial Cost             Subsequent                 at which carried at
                                            to Partnership (A)       to Acquisition               Close of Period (D)
                                       ---------------------------  -----------------  ------------------------------------------
                                                     Buildings and                                   Buildings and
     Description        Encumbrances      Land       Improvements     Improvements        Land       Improvements        Total
     -----------        ------------   ----------    -------------    ------------     ----------    -------------    -----------
Shopping Center
  San Antonio, Texas           $0      $1,240,051     $ 3,017,075      $  567,377      $        0     $         0     $         0
Shopping Center
  Scottsdale, Arizona          $0      $2,805,238     $ 4,316,052      $  928,591      $        0     $         0     $         0
Shopping Center
  Pineville
  (Charlotte),
  North Carolina               $0      $2,187,512     $10,280,876      $3,395,685      $2,187,512     $11,288,786     $13,476,298
                         --------      ----------     -----------      ----------      ----------     -----------     -----------
                               $0      $6,232,801     $17,614,003      $4,891,653      $2,187,512     $11,288,786     $13,476,298
                         ========      ==========     ===========      ==========      ==========     ===========     ===========
                                                                     Life on which
                                                                    Depreciation in
                                                         Fiscal     Latest Statement
                         Accumulated      Year of         Year         of Earnings
     Description         Depreciation   Construction    Acquired       is Computed
     -----------         ------------   ------------    --------    -----------------
Shopping Center
  San Antonio, Texas      $        0       1985          1986         3-25 YEARS
Shopping Center
  Scottsdale, Arizona     $        0       1983          1985         3-25 YEARS
Shopping Center
  Pineville
  (Charlotte),
  North Carolina          $5,165,305       1982          1986         3-25 YEARS
                          ----------
                          $5,165,305
                          ==========

Notes:

(A) The initial cost to the Partnership represents the original purchase price of the properties.

(B) Reconciliation of real estate owned for 2001, 2000 and 1999:

                                            2001            2000            1999
                                        ------------    ------------    ------------
     Balance at beginning of period     $ 17,827,560    $ 26,722,966    $ 26,622,200
     Additions during period            $    473,241    $  1,542,250    $    100,766
     Retirements during period          $ (4,824,503)   $(10,437,656)   $          0
                                        ------------    ------------    ------------
     Balance at close of period         $ 13,476,298    $ 17,827,560    $ 26,722,966
                                        ============    ============    ============

(C) Reconciliation of accumulated depreciation for 2001, 2000 and 1999:

                                           2001            2000            1999
                                        ------------    ------------    ------------
     Balance at beginning of period     $  7,334,946    $ 11,446,824    $ 10,618,469
     Depreciation expense               $          0    $    134,102    $    828,355
     Retirements during period          $ (2,169,641)   $ (4,245,980)   $          0
                                        ------------    ------------    ------------
     Balance at close of period         $  5,165,305    $  7,334,946    $ 11,446,824
                                        ============    ============    ============

(D) The aggregate cost of real estate at December 31, 2001 for Federal income tax purposes is $15,924,150.

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

                                        MURRAY INCOME PROPERTIES I, LTD.


                                        By:   Crozier Partners VIII, Ltd.
                                              a General Partner

Dated:   March 22, 2002                 By:         /s/ Jack E. Crozier
                                              ----------------------------------
                                              Jack E. Crozier
                                              a General Partner

                                        By:   Murray Realty Investors VIII, Inc.
                                              a General Partner

Dated:   March 22, 2002                 By:       /s/ Mitchell Armstrong
                                              ----------------------------------
                                              Mitchell Armstrong
                                              President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        Murray Realty Investors VIII, Inc.
                                        a General Partner

Dated:   March 22, 2002                 By:       /s/ Brent Buck
                                              ----------------------------------
                                              Brent Buck
                                              Executive Vice President
                                              Director

Dated:   March 22, 2002                 By:       /s/ Mitchell Armstrong
                                              ----------------------------------
                                              Mitchell Armstrong
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Director

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

              Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

        4 Form of Certificate representing Limited Partnership Interest. Reference is made to Exhibit 4 to Amendment No. 1 to Partnership's Form S-11 Registration Statement, filed with the Securities and Exchange Commission on May 17, 1984. (File No. 2-90016)

       10b Lease Agreement with General Cinema Corporation of North Carolina to lease certain premises as described within the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10o to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1989. (File No. 0-14105)

       10c Termination of Lease Agreement with General Cinema Corporation of North Carolina, dated February 11, 2000, terminating the Lease Agreement dated July 23, 1985 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10c to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

       10d Lease Agreement with Bally Total Fitness Corporation to lease certain premises as described within the Lease Agreement dated February 14, 2000 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

       10e Lease Agreement with J&K Cafeterias to lease certain premises as described in the Lease Agreement dated April 12, 1994 at Tower Place Festival Shopping Center. Reference is made to Exhibit 10d to the 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1995. (File No. 0-14105)

       10f Data Processing System Use Agreement between Murray Income Properties I, Ltd. and The Mavricc Management Systems, Inc. dated September 1, 1998. Reference is made to Exhibit 10d to the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. (File No. 0-14105)

       10g Management Agreement with CK Charlotte Overhead Limited Partnership for management and operation services described in the Management Agreement dated January 2, 2002 at Tower Place Festival Shopping Center. Filed herewith.

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

       10l Lease Agreement with Razmiko's, Ltd. to lease certain premises as described with the Lease Agreement dated August 1, 1995 at Castle Oaks Shopping Center. Reference is made to Exhibit 10m to the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 1996. (File No. 0-14105)

       10n Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and Mitchell L. Armstrong dated September 16, 1996. Reference is made to Exhibit 10a to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

       10o Severance Agreements by and among Murray Income Properties I, Ltd. and Murray Income Properties II, Ltd. and W. Brent Buck dated September 16, 1996. Reference is made to Exhibit 10b to the 1996 3rd Quarter Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 1996. (File No. 0-14105)

       10p Purchase and Sale Agreement dated effective as of January 2, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Filed herewith.

       10q First Amendment to Purchase and Sale Contract dated effective as of February 1, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Filed herewith.

       10r Second Amendment to Purchase and Sale Contract dated effective as of February 14, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Filed herewith.

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