Form 10-Q
period 2002-03-31
MURRAY INCOME PROPERTIES I LTD
filed 2002-05-14
CIK 742299

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

(Mark One)

   X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---               SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2002

                                                      OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---               SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____________ to _____________

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
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED BALANCE SHEETS


                                                                                     March 31,       December 31,
                                                                                       2002               2001
                                                                                   -------------     -------------
                                                                                    (unaudited)
ASSETS

Properties held for sale (note 3):
     Land                                                                          $          -0-    $   2,187,512
     Buildings and improvements                                                               -0-       11,288,786
                                                                                   -------------     -------------
                                                                                              -0-       13,476,298
     Less accumulated depreciation                                                           (-0-)      (5,165,305)
                                                                                   -------------     -------------
       Net properties held for sale                                                           -0-        8,310,993
Cash and cash equivalents                                                             13,934,937         1,488,216
Accounts receivable                                                                       79,602           189,297
Other assets, at cost, net of accumulated
     amortization of $457,845 in
     2001                                                                                     -0-          394,726
                                                                                   -------------     -------------
                                                                                   $  14,014,539     $  10,383,232
                                                                                   =============     =============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                   $      30,234     $      17,786
Accrued property taxes                                                                        -0-          103,282
Security deposits and other liabilities                                                  158,360           332,992
                                                                                   -------------     -------------
       Total liabilities                                                                 188,594           454,060
                                                                                   -------------     -------------


Minority interest in joint venture (note 3)                                            1,950,807         1,365,351
                                                                                   -------------     -------------

Partners' equity:
     General Partners:
       Capital contributions                                                               1,000             1,000
       Cumulative net earnings                                                         1,046,083           957,194
       Cumulative cash distributions                                                    (988,387)         (985,219)
                                                                                   -------------     -------------
                                                                                          58,696           (27,025)
                                                                                   -------------     -------------

Limited Partners (28,227 Interests):
     Capital contributions, net of offering costs                                     24,570,092        24,570,092
     Cumulative net earnings                                                          20,883,307        17,502,462
     Cumulative cash distributions                                                   (33,636,957)      (33,481,708)
                                                                                   -------------     -------------
                                                                                      11,816,442         8,590,846
                                                                                   -------------     -------------
         Total partners' equity                                                       11,875,138         8,563,821
                                                                                   -------------     -------------
                                                                                   $  14,014,539     $  10,383,232
                                                                                   =============     =============

See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)



                                                       Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                      2002             2001
                                                   ------------    ------------
INCOME:
   Rental                                          $    448,237    $    434,342
   Interest                                               9,461          28,263
   Gain on sale of property (Note 3)                  3,864,490             -0-
                                                   ------------    ------------
                                                      4,322,188         462,605
                                                   ------------    ------------
EXPENSES:
   Property operating                                   107,159         122,868
   General and administrative                           115,514         110,345
                                                   ------------    ------------
                                                        222,673         233,213
                                                   ------------    ------------
          Earnings before minority interest           4,099,515         229,392

Minority interest in joint venture's earnings           629,781          35,660
                                                   ------------    ------------
          Net earnings                             $  3,469,734    $    193,732
                                                   ============    ============

Net earnings allocated to Limited Partners         $  3,380,845    $    174,359
                                                   ============    ============

Basic earnings per limited partnership interest    $     119.77    $       6.18
                                                   ============    ============


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                               General          Limited
                                              Partners          Partners            Total
                                            -------------     -------------     -------------
THREE MONTHS ENDED MARCH 31, 2001:

   Balance at December 31, 2000             $     (35,028)    $  11,364,462     $  11,329,434
   Net earnings                                    19,373           174,359           193,732
   Cash distributions ($8.25 per limited
     Partnership interest)                        (25,875)         (232,873)         (258,748)
                                            -------------     -------------     -------------
   Balance at March 31, 2001                $     (41,530)    $  11,305,948     $  11,264,418
                                            =============     =============     =============

THREE MONTHS ENDED MARCH 31, 2002:

   Balance at December 31, 2001             $     (27,025)    $   8,590,846     $   8,563,821
   Net earnings                                    88,889         3,380,845         3,469,734
   Cash distributions ($5.50 per limited
     Partnership interest)                         (3,168)         (155,249)         (158,417)
                                            -------------     -------------     -------------
   Balance at March 31, 2002                $      58,696     $  11,816,442     $  11,875,138
                                            =============     =============     =============


See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                             Three Months Ended
                                                                   March 31,
                                                          -----------------------------
                                                              2002             2001
                                                          ------------     ------------
Cash flows from operating activities:
   Net earnings                                           $  3,469,734     $    193,732
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Amortization of other assets                             11,098           10,976
       Gain on sale of property and other assets            (3,864,490)             -0-
       Minority interest in joint venture's earnings           629,781           35,660
       Change in assets and liabilities:
       Accounts receivable                                     109,695           (8,210)
       Other assets                                            163,058            4,410
       Accounts payable                                         12,448           (5,140)
       Accrued property taxes, security deposits and
          other liabilities                                   (277,914)        (140,503)
                                                          ------------     ------------
           Net cash provided by operating activities           253,410           90,925
                                                          ------------     ------------

Cash flows from investing activities:
   Additions to properties held for sale                       (64,517)         (32,901)
   Net proceeds from sale of property and other assets      12,460,570              -0-
                                                          ------------     ------------
     Net cash provided by (used in) investing
       activities                                           12,396,053          (32,901)
                                                          ------------     ------------

Cash flows from financing activities:
   Distributions to minority interest in joint venture         (44,325)         (51,000)
   Cash distributions                                         (158,417)        (258,748)
                                                          ------------     ------------
     Net cash used in financing activities                    (202,742)        (309,748)
                                                          ------------     ------------

Net increase (decrease) in cash and cash equivalents        12,446,721         (251,724)
Cash and cash equivalents at beginning of period             1,488,216        2,174,211
                                                          ------------     ------------
Cash and cash equivalents at end of period                $ 13,934,937     $  1,922,487
                                                          ============     ============



See accompanying notes to consolidated financial statements.

MURRAY INCOME PROPERTIES I, LTD.
(A LIMITED PARTNERSHIP)
AND CONSOLIDATED JOINT VENTURE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

1.   BASIS OF ACCOUNTING

     The unaudited consolidated financial statements include the accounts of the Partnership and Tower Place Joint Venture (85% owned by the Partnership). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale and continues to operate until such time as the Partnership is dissolved and liquidated. Effective March 10, 2000, the Partnership's properties were reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expected no loss to result from the sale of its properties, and no adjustment was made to account for the reclassification to properties held for sale.

     Since the Partnership's final property was sold on March 25, 2002 (see Note
3), the Partnership will now be liquidated and dissolved as soon as practicable.

     Rental income was recognized as earned under the leases. Accordingly, the Partnership accrued rental income for the full period of occupancy using the straight line method over the related terms. At December 31, 2001, $99,715 of accounts receivable related to such accruals.

     Other assets consisted primarily of deferred leasing costs, which were amortized using the straight line method over the lives of the related leases.

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

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 were effective for the Partnership beginning after January 1, 2002. The implementation of SFAS 144 on January 1, 2002 had no effect on the Partnership's consolidated financial position or results of operations as the Partnership's remaining property was held for sale prior to the effective date of SFAS 144.

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

     The following information relates to estimated fair values of the Partnership's financial instruments as of March 31, 2002 and December 31, 2001. For cash and cash equivalents, accounts receivable, accounts payable, accrued property taxes payable and security deposits, the carrying amounts approximate fair value because of the short maturity of these instruments.

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

3.   PROPERTIES HELD FOR SALE

     On March 25, 2002, Tower Place Joint Venture sold Tower Place Festival, a shopping center located in Pineville (Charlotte), North Carolina, for a sales price of $13,050,000. After reductions for the collection of straight line rent receivable of $108,593 and sale costs and transfer taxes totaling $480,837, the sale resulted in net sales proceeds to Tower Place Joint Venture of $12,460,570 and a net gain of $3,864,490. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 85% ownership interest in the joint venture. Thus, the Partnership realized $10,591,485 in net sales proceeds and $3,284,816 in net gain. The remaining 15% interest is owned by Murray Income Properties II, Ltd. ("MIP II"), a partnership whose general partners are affiliates of the Partnership's General Partners.

4.   OTHER

     Information furnished in this interim report reflects all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to reflect a fair presentation of the results for the periods presented.

     The financial information included in this interim report as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 has been prepared by management without audit by independent certified public accountants. The Partnership's 2001 annual report contains audited consolidated financial statements including the notes to the consolidated financial statements and should be read in conjunction with the financial information contained in this interim report.

5.   GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to MIP II. The Partnership and MIP II entered into the sharing arrangement relating to shared operating costs in 1990 in conjunction with the changeover to self management. The cost sharing arrangement was based upon the amount of capital raised by each partnership, the number of investors, the nature and value of their respective properties, the time and responsibility involved in supervising the onsite property managers and other factors. It was agreed at that time that if there was a significant change in the business, affairs or operations of either partnership, then the two partnerships would agree to a change in the percentage allocated to the two partnerships in a manner that the respective General Partners believe is fair, just and equitable to each partnership. From 1990 through 2000, this original sharing ratio was consistently applied. Furthermore, because both partnerships were active in 2000 and 2001 with sales activity ongoing, no change was made in the sharing ratio through June 2001. On July 1, 2001, the only remaining property owned was Tower Place Festival, which was owned in a joint venture (Tower Place Joint Venture) owned 85% by the Partnership and 15% by MIP II. Therefore, the General Partners of the Partnership and MIP II decided to reevaluate the expense sharing relationship for shared expenses. Based on a review of the remaining outstanding capital (net of retained net sale proceeds to be distributed prior to liquidation) and the other factors described above, the General Partners of the Partnership and MIP II changed the sharing arrangement for common expenses as follows. The costs of the asset manager were shared 85% by the Partnership and 15% by MIP II, effective May 1, 2001, since after the sale of Castle Oaks, the only property owned by either partnership was Tower Place Festival. All other shared costs were shared in the ratio of 67% by the Partnership and 33% by MIP II, effective July 1, 2001. There were no changes in the partnerships' sharing of any severance benefits paid (57% by the Partnership and 53% by MIP II), since these costs are in recognition of the employees' service to the partnerships during the life of the respective partnerships. Amounts reimbursed for the three months ended March 31, 2002 and 2001 totaled $152,739 and $64,668, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     On March 10, 2000, in a special meeting of the Limited Partners, the Limited Partners approved the proposed sale of the Partnership's properties, the subsequent dissolution and liquidation of the Partnership upon the sale of the Partnership's last property, and an amendment to the Partnership Agreement to permit the proposed asset sale, dissolution and liquidation on the terms set forth in a proxy statement mailed to the Limited Partners on or about January 14, 2000. As a result, the Partnership began marketing the properties for sale and continues to operate until such time as the Partnership is dissolved and liquidated.

     On March 25, 2002, Tower Place Joint Venture sold Tower Place Festival, a shopping center located in Pineville (Charlotte), North Carolina, for a sales price of $13,050,000. After reductions for the collection of straight line rent receivable of $108,593 and sale costs and transfer taxes totaling $480,837, the sale resulted in net sales proceeds to Tower Place Joint Venture of $12,460,570 and a net gain of $3,864,490. The Tower Place Joint Venture Agreement provides that the Partnership will share profits, losses, and cash distributions according to the Partnership's 85% ownership interest in the joint venture. Thus, the Partnership realized $10,591,485 in net sales proceeds and $3,284,816 in net gain. The remaining 15% interest is owned by Murray Income Properties II, Ltd. ("MIP II"), a partnership whose general partners are affiliates of the Partnership's General Partners.

     Since the Partnership's final property has been sold, the Partnership will now be liquidated and dissolved as soon as practicable.

     Effective March 10, 2000, the Partnership's properties were reported as properties held for sale at the lower of carrying value or fair value less estimated cost to sell. Management of the Partnership expected no loss to result from the sale of its properties, and no adjustment was made to account for the reclassification to properties held for sale.

     As of March 31, 2002, the Partnership had cash and cash equivalents of $13,934,937. Such amounts represent cash generated from operations, sales of properties held for sale and working capital reserves.

     Rental income from leases with escalating rental rates was accrued using the straight line method over the related lease terms. At December 31, 2001, there were $99,715 of accounts receivable related to such accruals. Accounts receivable also consist of tenant receivables, receivables for rent collected (but not yet remitted to the Partnership by the property management companies), and interest receivable on short-term investments. The decrease in accounts receivable of $109,695 from December 31, 2001 to March 31, 2002 is primarily due to a decrease in straight line rent receivable from the sale of the property and a decrease in receivables for rent collected (but not yet remitted to the Partnership by the property management companies). As of March 31, 2002 and December 31, 2001, the Partnership had no allowances for uncollectible accounts receivable.

     The decrease of $103,282 in accrued property taxes from December 31, 2001 to March 31, 2002 is primarily due to the payment of property taxes upon the sale of Tower Place. The decrease in security deposits and other liabilities of $174,632 was due primarily to severance benefits paid to one Partnership employee on March 31, 2002 and to the payment of security deposits to the purchaser of Tower Place. The remaining other liability amount at March 31, 2002, consists primarily of severance benefits to be paid to the remaining two employees.

     During the three months ended March 31, 2002, the Partnership made Cash Distributions from Operations totaling $158,417 related to the three month period ended December 31, 2001. Subsequent to March 31, 2002, the Partnership will distribute all remaining cash from operations (after provision for all Partnership liquidation and dissolution costs) and cash from property sales. Any North Carolina state income taxes required to be paid on behalf of the partners in connection with the operation and sale of Tower Place Joint Venture will be withheld from the final distribution. Also, 2% of the original equity invested in the Partnership ($564,540) will be withheld from the distribution of net property sale proceeds to fund a special liquidating trust formed to meet any contingent liabilities which may arise after the liquidation and dissolution of the Partnership. This liquidating trust will hold the funds for three years after the liquidation and dissolution of the Partnership. Any remaining assets of the liquidating trust will be distributed to the beneficiaries (the former limited partners of the Partnership) at the end of the three year period.

Results of Operations

     Rental income increased $13,895 for the three months ended March 31, 2002 as compared to the same period in 2001. The following information details the rental income generated, bad debt expense incurred, and average occupancy for the periods shown for each of the Partnership's properties that were held at any time during 2001 and 2002.



                                                                 Three Months Ended
                                                                       March 31,
                                                             -----------------------------
                                                                2002              2001
                                                             ------------     ------------
Mountain View Plaza Shopping Center (sold 09/22/2000)
and Castle Oaks Village Shopping Center (sold 05/04/2001)
   Rental income                                             $        -0-     $    107,645

Tower Place Festival Shopping Center
   Rental income (sold 03/25/2002)                           $    448,237     $    326,697
   Average occupancy                                                   97%              94%

     Rental income at Tower Place Festival in Pineville (Charlotte), North Carolina increased $121,540 for the three months ended March 31, 2002 as compared to the same period in 2001, primarily due to the fact that the 25,637 square foot Bally Total Fitness facility and the 6,470 square feet of shop space adjacent to the Bally facility were leased or were available for lease during the three months ended March 31, 2002 and were under construction and thus not available for lease during the same period in 2001.

     Property operating expenses consist primarily of real estate taxes, property management fees, insurance costs, utility costs, repair and maintenance costs, leasing and promotion costs, and amortization of deferred leasing costs. Property operating expenses decreased $15,709 for the quarter ended March 31, 2002 as compared to the prior quarter due to lower operating costs at Castle Oaks. Castle Oaks' total operating expenses decreased $35,109 due to the fact that the property was sold on May 4, 2001. Tower Place's total operating expenses increased $19,400 (22%) as a result of higher amortization of deferred leasing costs, property management fees and legal costs partially offset by lower utilities, real estate taxes and repair and maintenance costs.

     General and administrative expenses incurred are related to legal and accounting costs, rent, investor services costs, salaries and benefits and various other costs required for the administration of the Partnership, including reimbursements of shared direct operating costs to MIP II. The Partnership and MIP II entered into the sharing arrangement relating to shared operating costs in 1990 in conjunction with the changeover to self management. The cost sharing arrangement was based upon the amount of capital raised by each partnership, the number of investors, the nature and value of their respective properties, the time and responsibility involved in supervising the onsite property managers and other factors. It was agreed at that time that if there was a significant change in the business, affairs or operations of either partnership, then the two partnerships would agree to a change in the percentage allocated to the two partnerships in a manner that the respective General Partners believe is fair, just and equitable to each partnership. From 1990 through 2000, this original sharing ratio was consistently applied. Furthermore, because both partnerships were active in 2000 and 2001 with sales activity ongoing, no change was made in the sharing ratio through June 2001. On July 1, 2001, the only remaining property owned was Tower Place Festival, which was owned in a joint venture (Tower Place Joint Venture) owned 85% by the Partnership and 15% by MIP II. Therefore, the General Partners of the Partnership and MIP II decided to reevaluate the expense sharing relationship for shared expenses. Based on a review of the remaining outstanding capital (net of retained net sale proceeds to be distributed prior to liquidation) and the other factors described above, the General Partners of the Partnership and MIP II changed the sharing arrangement for common expenses as follows. The costs of the asset manager were shared 85% by the Partnership and 15% by MIP II, effective May 1, 2001, since after the sale of Castle Oaks, the only property owned by either partnership was Tower Place Festival. All other shared costs were shared in the ratio of 67% by the Partnership and 33% by MIP II, effective July 1, 2001. There were no changes in the partnerships' sharing of any severance benefits paid (47% by the Partnership and 53% by MIP II), since these costs are in recognition of the employees' service to the partnerships during the life of the respective partnerships. Amounts reimbursed for the three months ended March 31, 2002 and 2001 totaled $152,739 and $64,668, respectively.

     General and administrative expenses increased $5,169 (5%) for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 due to increases in shared expenses described above.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 were effective for the Partnership beginning January 1, 2002. The implementation of SFAS 144 on January 1, 2002 had no effect on the Partnership's financial position or results of operations as the Partnership's remaining property was held for sale prior to the effective date of SFAS 144.

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

          10a Purchase and Sale Agreement dated effective as of January 2, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Reference is made to Exhibit 10p to the 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002. (File No. 0-14105)

          10b First Amendment to Purchase and Sale Agreement effective as of February 1, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Reference is made to Exhibit 10q to the 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002. (File No. 0-14105)

          10c Second Amendment to Purchase and Sale Agreement effective as of February 14, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc. Reference is made to Exhibit 10r to the 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002. (File No. 0-14105)

          10d Assignment of Purchase and Sale Contract dated March 20, 2002 by and between Tower Place Joint Venture, Tisano Realty, Inc. and Investment Property Exchange Services, Inc. Reference is made to
               Exhibit 10.4 to the March 25, 2002 Form 8-K filed with the Securities and Exchange Commission on April 9, 2002. (File No. 0-14105)

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

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 2002:

               Form 8-K, reporting under Item 2, the sale of Tower Place Festival Shopping Center in Pineville (Charlotte), North Carolina, on March 25, 2002, filed with the Securities and Exchange Commission on April 9, 2002.

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

                                         MURRAY INCOME PROPERTIES I, LTD.

                                         By: Murray Realty Investors VIII, Inc.
                                             a General Partner



Date:  May 13, 2002                      By:    /s/ Mitchell Armstrong
                                            ------------------------------------
                                              Mitchell Armstrong
                                              President and
                                              Chief Financial Officer

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

     3f Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 15, 1989. Reference is made to Exhibit 3f to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange
          Commission on March 31, 1990. (File No. 0-14105)

     3g Amended and Restated Certificate and Agreement of Limited Partnership dated as of January 10, 1990. Reference is made to Exhibit 3g to the 1989 Annual Report on Form 10-K filed with the Securities and Exchange
          Commission on March 31, 1990. (File No. 0-14105)

     3h   Amendment to Amended and Restated Certificate and Agreement of Limited
          Partnership, dated March 22, 2000. Reference is made to Exhibit 3h to the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000. (File No. 0-14105)

     10a Purchase and Sale Agreement dated effective as of January 2, 2002 by and between Tower Place Joint Venture and Tisano Realty, Inc.
          Reference is made to Exhibit 10p to the 2001 Annual Report on Form
          10-K filed with the Securities and Exchange Commission on March 22,
          2002. (File No. 0-14105)

     10b  First Amendment to Purchase and Sale Agreement effective as of
          February 1, 2002 by and between Tower Place Joint Venture and Tisano
          Realty, Inc. Reference is made to Exhibit 10q to the 2001 Annual
          Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002. (File No. 0-14105)

     10c  Second Amendment to Purchase and Sale Agreement effective as of
          February 14, 2002 by and between Tower Place Joint Venture and Tisano
          Realty, Inc. Reference is made to Exhibit 10r to the 2001 Annual
          Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002. (File No. 0-14105)

     10d Assignment of Purchase and Sale Contract dated March 20, 2002 by and between Tower Place Joint Venture, Tisano Realty, Inc. and Investment
          Property Exchange Services, Inc. Reference is made to Exhibit 10.4 to the March 25, 2002 Form 8-K filed with the Securities and Exchange
          Commission on April 9, 2002. (File No. 0-14105)

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